Form 10-K
period 1993-12-31
CAROLCO PICTURES INC
filed 1994-04-15
CIK 801441

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                              -------------------

                                   FORM 10-K

 (MARK ONE)
    /X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934
                             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                 OR
    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9264

                              -------------------

                             CAROLCO PICTURES INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                95-40-46-437
    (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                       Number)
   8800 SUNSET BLVD., LOS ANGELES, CA                      90069
(Address of principal executive offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (310) 859-8800

          Securities Registered Pursuant To Section 12(b) Of The Act:

         TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
- --------------------------------------    --------------------------------------
Common Stock, par value $.01              New York Stock Exchange, Inc.
                                          Pacific Stock Exchange, Inc.

        Securities Registered Pursuant To Section 12(g) Of The Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1994, was $20,638,740.

    As of March 31, 1994, there were 137,687,728 shares of the Registrant's Common Stock outstanding, not including 2,327,381 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Carolco Pictures Inc., a Delaware corporation ("Carolco" or the "Company"), is an entertainment company formed in 1986 which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in all media, including home video and pay and free television. Management selects its motion pictures, which typically feature major film stars and high quality production values, with a view toward their broad appeal to the largest segment of the motion picture audience in both the United States and abroad. As a result of constraints on the availability of funds to the Company, the Company has refocused its business efforts to producing a limited number of major "event" motion pictures for worldwide theatrical release each year provided that the Company is able to obtain sufficient funds to enable it to do so. The Company has two films in pre-production and several projects in various stages of development, which it intends to produce in the future as funds are available. The Company anticipates that by 1995 it will be producing two to six major "event" pictures per year, but there can be no assurance that sufficient funds will be available or that such production goals will be met.

    Unless otherwise indicated, all references to Carolco or the Company include Carolco Pictures Inc., its subsidiaries and their predecessors.

    Carolco's executive offices are located at 8800 Sunset Boulevard, Los Angeles, California 90069; telephone number (310) 859-8800.

                              RECENT DEVELOPMENTS

BUSINESS COMBINATION WITH LIVE ENTERTAINMENT INC.

    On March 24, 1994, the Company and LIVE Entertainment Inc. ("LIVE") announced that they agreed in principle to a combination of the two companies (the "Business Combination"). The Business Combination will be structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE common stock for each 5.5 shares of Carolco common stock currently held. The exchange ratio will be adjusted based on the market price of Carolco common stock prior to the consummation of the Business Combination subject to two limitations designed to limit the effect of market fluctuations on both Carolco and LIVE stockholders. The number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged for one share of LIVE is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. Likewise, the number will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. As a result, the current LIVE stockholders will own between approximately 22% and 29% of the surviving corporation and the remainder will be owned by the current Carolco stockholders. Therefore, the Business Combination, if consummated, will be treated as a reverse merger/acquisition of LIVE by Carolco for accounting and financial reporting purposes. The corporation resulting from the Business Combination will be named Carolco Entertainment Inc.

    The Business Combination is subject to a number of conditions, including the redemption of LIVE's Series B Cumulative Convertible Preferred Stock, certain amendments to various public and private securities of LIVE and the availability of financing commitments prior to the combination. The Business Combination is also subject to the execution of a definitive Business Combination agreement, the approval of the combination by the non-affiliated common stockholders of both companies and other customary conditions to closing. The definitive agreement will be subject to approval by both companies' boards of directors and the receipt of fairness opinions from independent investment firms for both companies. On March 17, 1994, the Seidler Companies Incorporated advised the Carolco Board of Directors that, based on then current conditions, it would be prepared to deliver its opinion that the financial terms of the Business Combination are fair to the unaffiliated stockholders of Carolco. Chemical Securities Inc., an affiliate of Chemical Bank, has delivered its opinion to the LIVE Board of Directors that, based on the conditions and assumptions contained therein, the financial terms of the Business Combination are fair to the unaffiliated stockholders of LIVE. There can be no assurances that the business combination will be consummated, or, if consummated, will be consummated on the terms set forth above. A purported class action was brought by an alleged shareholder of LIVE against LIVE, the Company, certain of the Company's and LIVE's past and present executive officers and directors, Pioneer and Cinepole immediately following the announcement of the Business Combination. See "Item 3 Legal Proceedings -- Business Combination Litigation."

FINANCIAL RESTRUCTURING

    On October 20, 1993, the Company completed its financial restructuring (the "Restructuring"), which had been proposed in order to reduce or satisfy certain of the Company's then current and future financial obligations and to provide the Company with additional capital to permit the continuation of the Company as a going concern. The following is a description of the consummation of the main components of the Restructuring, certain actions taken in conjunction therewith and certain of the agreements entered into in connection therewith.

    CONSUMMATION OF EXCHANGE OFFERS. The holders of $22,496,000, or 66.6%, in principal amount of the Company's outstanding 14% Senior Notes due June 1, 1993 (the "14% Notes") exchanged such notes which were past due and received $1,000 in principal amount of 11.5%/10% Reducing Rate Senior Notes due 2000 (the "New Senior Notes") plus $102.08 in accrued interest for each $1,000 in principal amount of 14% Notes exchanged. In addition, the holders of $12,700,000, or 78.7%, in principal amount of the Company's outstanding 13% Senior Subordinated Notes due December 1, 1996 (the "13% Notes") exchanged such notes and received $1,000 in principal amount of 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (the "New Senior Subordinated Notes") plus $115.40 in accrued interest for each $1,000 in principal amount of 13% Notes exchanged, 50% of which was paid in cash and 50% of which was paid in additional New Senior Subordinated Notes. The exchange of 14% Notes for New Senior Notes and the exchange of 13% Notes for New Senior Subordinated Notes described above are collectively referred to herein as the "Exchange Offers." Thus, $22,496,000 in aggregate principal of New Senior Notes and $13,431,700 in aggregate principal amount of New Senior Subordinated Notes were issued and approximately $3,030,300 of cash representing accrued interest was paid as part of the Exchange Offers.

    $11,259,000 in principal amount of the 14% Notes (approximately 33%) was not tendered pursuant to the Exchange Offers. Since the 14% Notes were due and payable on June 1, 1993, approximately $12,701,000 was paid in the aggregate to the holders thereof representing all principal and accrued and unpaid interest due on such untendered 14% Notes.

    $3,445,000 in principal amount of the 13% Notes (approximately 21%) was not tendered pursuant to the Exchange Offers and approximately $235,000 was paid in the aggregate to the holders thereof representing accrued and unpaid interest due on such untendered 13% Notes.

    CONSUMMATION OF CONSENT SOLICITATION. Concurrently with the Exchange Offers, the Company solicited the consents (the "Consent Solicitation") of holders of the 13% Notes to certain amendments to the indenture governing the 13% Notes (the "Amendments"). As of September 30, 1993, $11,605,000 in principal amount of 13% Notes owned by persons other than the Company and its affiliates (77%) consented to the Amendments and the Amendments were approved. An amendment and restatement of the Indenture dated as of December 1, 1986 between the Company and J. Henry Schroder Bank & Trust Company, as trustee, governing the Company's 13% Notes, as amended by the First Supplemental Indenture dated as of July 8, 1987 between the Company and IBJ Schroder Bank & Trust Company, as trustee (the "Amended 13% Note Indenture"), was entered into as of September 30, 1993 and the Amendments became effective October 20, 1993. The Amendments are binding upon all holders retaining 13% Notes, whether or not such holders consented to adoption of the Amendments.

    Holders of 13% Notes who consented to the Amendments also waived certain events of default under the indenture governing the 13% Notes (the "13% Note Indenture") and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture.

    PURCHASES OF NEW PREFERRED AND 5% NOTES FOR CASH. Pursuant to the terms of a Securities Purchase Agreement (the "Securities Purchase Agreement") dated as of May 25, 1993, as amended, among the

Company, Pioneer LDCA, Inc.("Pioneer"), Cinepole Productions B.V ("Cinepole"), a wholly owned subsidiary of Le Studio Canal+ S.A. ("Canal+"), and MGM Holdings Corporation ("MGM Holdings"), Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000, 12,500 and 30,000 shares of Series A Convertible Preferred Stock, a newly designated series of the Company's series preferred stock ("New Preferred"), respectively, in exchange for $40,000,000, $12,500,000 and $30,000,000, respectively. Pursuant to the Securities Purchase Agreement, MGM Holdings also purchased from the Company $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000.

    SATISFACTION OF STRATEGIC INVESTOR LOAN. Pursuant to the terms of a Contribution and Exchange Agreement dated as of May 25, 1993, as amended (the "Contribution and Exchange Agreement"), among the Company, Pioneer, Canal+, Cinepole, RCS Video International Services, B.V. ("RCS"), RCS Video Services Antilles N.V. and RCS Communications, in satisfaction of approximately $17,686,000 of a $32,200,000 loan plus accrued interest (the "Strategic Investor Loan") previously extended to Carolco by Pioneer, Canal+ and RCS (collectively, the "Strategic Investors"), Carolco transferred to Pioneer, Cinepole and an affiliate of RCS, 3,885,223, 1,180,030 and 1,180,030 shares of the common stock of LIVE, respectively, representing all of the shares of LIVE common stock held by Carolco. Pursuant to the Contribution and Exchange Agreement, the remaining portion of the Strategic Investor Loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications of 8,586,543, 3,051,660 and 3,253,337 shares of Carolco's common stock, $.01 par value per share (the "Common Stock"), respectively.

    EXCHANGE OF EXISTING 10% DEBENTURES AND SERIES D PREFERRED. 8,000 shares of the Company's Series D Convertible Exchangeable Preferred Stock, $1.00 par value per share (the "Series D Preferred"), representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock. The holder of Series D Preferred (other than Cinepole) also received $20,000 in cash representing a portion of accrued but unpaid dividends thereon. In addition, $14,600,000 in face amount of the Company's 10% Convertible Subordinated Debentures due 2006 ("Existing 10% Debentures"), representing all of the Company's outstanding Existing 10% Debentures (other than $35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS), was exchanged for 21,900,000 shares of the Company's Common Stock.

    EXCHANGE OF CERTAIN OF THE STRATEGIC INVESTOR'S SECURITIES FOR COMMON STOCK. Pursuant to the Contribution and Exchange Agreement, each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and Existing 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock.

    CONTRIBUTION OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES TO THE COMPANY. In addition, pursuant to the terms of the Contribution and Exchange Agreement, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any Existing 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. As a result of the various exchanges and contributions, all of the Company's Existing 10% Debentures, Series B Convertible Preferred Stock, Series C
Convertible Exchangeable Preferred Stock, Series D Preferred, and Series E Convertible Preferred Stock ceased to be outstanding.

    STANDBY PURCHASE AND INVESTMENT AGREEMENT. The Company, Pioneer, Canal+, Cinepole, RCS and Tele-Communications, Inc. ("TCI") entered into a standby purchase and investment agreement (the "Standby Agreement") pursuant to which Pioneer, Cinepole and RCS have committed to purchase up to $27,500,000 principal amount of new 7% Convertible Subordinated Notes due 2006 of the Company (the "7% Notes") on the later of December 30, 1994 or the date upon which certain conditions are met, and Canal+ and TCI have committed to invest up to $27,500,000 in co-productions of the Company's motion pictures, commencing upon the satisfaction of certain conditions, but in no event earlier than December 30,

1994 (the "Co-Production Investments"). The total amount invested pursuant to the Standby Agreement will not exceed $47,500,000. See "Certain Relationships and Related Transactions -- Transactions with Strategic Investors -- The Restructuring."

    The Standby Agreement provides that Cinepole, Pioneer and RCS have committed to purchase $7,500,000, $10,000,000 and $2,500,000 in principal amount of 7%
Notes, respectively, which amounts are subject to adjustment. Also, under the Standby Agreement, Canal+ and TCI have committed to make $17,500,000 and $10,000,000, respectively, of Co-Production Investments, which amounts will be subject to adjustment. Canal+ is entitled to reduce its obligation to make Co-Production Investments by up to $7,500,000 if its subsidiary commits to purchase additional 7% Notes in the amount of such reduction.

    The   amount  of  each  investor's  commitment  to  make  the  Co-Production
Investments will be in the nature of a revolving commitment in that the commitment will be reduced by the amount of funds actually contributed by such investor and will be increased by the amount of previous contributions recovered by such investor from the distribution of film receipts. Subject to certain limited exceptions, the commitment to make Co-Production Investments will terminate on December 30, 1997.

    NEW DISTRIBUTION AGREEMENT. Carolco has entered into a new distribution agreement (the "MGM Distribution Agreement") with Metro-Goldwyn-Mayer Inc. ("MGM"), an affiliate of MGM Holdings, which took effect upon the December 31, 1993 expiration of the Company's former agreement with Tri-Star Pictures Inc. See "Business of Carolco -- Motion Picture Strategy -- Distribution of Motion Pictures and Other Product."

    OTHER AGREEMENTS. The Company also entered into certain agreements contemplating potential pre-theatrical pay-per-view broadcasts by TCI of up to four of the future Carolco motion pictures (the "Pay-Per-View Agreement") and with respect to potential equity investments in the Company by TCI. The Company, the Strategic Investors and MGM Holdings also entered into a Registration Rights Agreement dated as of October 20, 1993 pursuant to which the Company granted certain registration rights covering the New Preferred, the 5% Notes and the Common Stock issuable to the Strategic Investors and MGM Holdings in connection with the Restructuring and Common Stock issuable upon conversion of the New Preferred, 5% Notes and 7% Notes and certain other Common Stock held by RCS and by the other Strategic Investors.

    ACQUISITION OF VISTA. In conjunction with the Restructuring, Carolco acquired all of the outstanding shares of common stock (the "Vista Common Stock") of The Vista Organization, Ltd., a Delaware corporation ("Vista"), other than shares owned by Carolco, together with all of the Carolco Series A Common Stock Put Rights associated therewith and represented thereby (the "Series A Puts") in a two-step transaction consisting of a tender offer and a subsequent merger. As a result thereof, $19,181,800 in principal amount of New Senior Notes was issued and cash of $1,961,000 in interest was paid in exchange for 17,765,093 shares of Vista Common Stock and associated Series A Puts. In addition, approximately $3,465,000 in cash was paid to the holders of Vista Common Stock and associated Series A Puts, (other than Carolco or its affiliates), in exchange for 4,618,016 shares of Vista Common Stock and associated Series A Puts. As a result of these transactions, Vista became a wholly-owned subsidiary of Carolco.

    Additional information regarding the Restructuring and the actions taken in conjunction therewith, including certain management agreements, is contained in the Company's Current Report on Form 8-K dated October 20, 1993 (the "Form 8-K").

                            THE BUSINESS OF CAROLCO

MOTION PICTURE STRATEGY

    Since the Company's initial public offering of its securities in 1986, the Company's principal strategic objective has been to produce several major "event" motion pictures for worldwide release each year with well-known creative elements and broad-based commercial appeal. The Company initially produced from four to six such major "event" motion pictures per year, but was forced to reduce such number in recent years due to increasing financial constraints. Such motion pictures typically involve direct negative costs (excluding capitalized interest and overhead) in excess of $35,000,000 per motion picture. Management selects these motion pictures, which typically feature major film stars and high quality production values, with a view toward their broad appeal to the largest segment of the motion picture audience in both the United States and abroad.

    The Company leases certain rights in its motion pictures in exchange for a share of the receipts derived from the exploitation of such rights. In most cases the Company receives advances and guarantees against its share of such receipts. In certain territories, these rights are leased to the Strategic Investors. The Company's strategy of obtaining commitments for advances and guarantees early in the production process and, in most cases, before the start of actual production, enables the Company to reduce the risks normally associated with motion picture production. The Company attempts to obtain such advances and guarantees in an amount greater than 50% of the budgeted direct negative cost of each film. In the past, the advances and guarantees obtained by the Company in advance of the production of its films allowed the Company to use commercial bank financing for a significant portion of the cost of motion picture production which bank financing was secured with and repaid by such advances. See "-- Motion Picture Production -- Advances and Guarantees."

    In December 1993, an affiliate of the Company commenced principal photography on WAGONS EAST, starring John Candy and Richard Lewis. Mr. Candy's untimely death prior to the completion of the picture is not expected to have a material adverse effect on the Company's operations. The Company currently has two other motion pictures, CUTTHROAT ISLAND and CRUSADE, in pre-production. The Company also has several projects in various stages of development, which it currently intends to produce. The Company anticipates that by 1995 it will be producing two to six major "event" motion pictures per year and will look for funding for such future films through borrowings under a new revolving bank credit facility, the terms of which are currently being negotiated, through proposed Co-Production Investments, through proceeds of the 7% Notes and possibly through additional capital-raising efforts. The Company may also rely on the equity investments by TCI, if any, and, with respect to any films subject to the Pay-Per-View Agreement, pay-per-view rights payments to be made by TCI under such agreement. There can be no assurance, however, that all of such proposed production financing will be available when needed or that such production goals will be met.

    The Company's arrangements with theatrical distributors -- currently MGM in the United States, Canada and select international territories, and other distributors in each significant theatrical territory around the world -- also require such distributors to spend significant amounts on costs associated with the theatrical release of the pictures. These arrangements reduce the risk to the Company associated with the failure of any particular picture to perform at the box office since the Company does not pay for most of the releasing costs and provide collateral for production financing discussed above. These arrangements may however, limit the benefit the Company can derive from its most successful films.

    The Company's domestic theatrical distribution agreement with Tri-Star (the "Tri-Star Agreement") terminated for films which began principal photography after December 31, 1993. WAGONS EAST will be the last motion picture to be distributed pursuant to the Tri-Star Agreement. Distribution agreements in foreign territories expire at various times.

DISTRIBUTION STRATEGY

    Since March 1992, when an interim financial restructuring was consummated, the Company has focused its business strategy on motion picture production. The Company has no present intention to further expand its distribution capabilities into ancillary media or markets. In the past, the Company has distributed its motion pictures in free television through its wholly-owned subsidiary, Carolco Television Inc. ("CTI") and on home video through LIVE pursuant to an exclusive output agreement which covers motion pictures produced or controlled by the Company prior to August 1995. It is not anticipated that either the disposition of the Company's interest in LIVE as part of the Restructuring (see "-- Recent Developments -- Financial Restructuring") or the proposed Business Combination (see "-- Recent Developments -- Business Combination with LIVE Entertainment Inc.") will have an adverse effect on delivery of motion pictures under the current output agreement.

    The Company's strategic approach to certain "ancillary" markets can be summarized as follows:

       HOME VIDEOCASSETTE DISTRIBUTION. The Company presently conducts most of its home videocassette distribution activities through LIVE Home Video
    Inc., a wholly-owned subsidiary of LIVE
    ("LHV"), and intends to continue this practice after consummation of the proposed Business Combination. (See "-- Recent Developments -- Business Combination with LIVE Entertainment Inc.) In the past, LIVE has used the Company's titles as the base for its distribution activities, combined with a product range of other feature films and children's videocassette productions to which it has acquired the distribution rights.

       FOREIGN MOTION PICTURE LEASING. Over the years, Carolco International Inc., a Delaware corporation, which was initially formed as Carolco
    International N.V., a Netherlands Antilles corporation ("CINV"), and which is a wholly-owned subsidiary of the Company, has built a network of relationships with theatrical, videocassette and television distributors in territories outside of the United States. CINV has been able to obtain advances and guarantees for motion pictures of the Company that are sufficient to cover a substantial portion of the cost of producing these motion pictures. The Company has also entered into alliances with certain companies, including the Strategic Investors, that provide in part for the grant to such companies of rights to distribution of the Company's films in certain territories. See "-- Distribution of Motion Pictures and Other Products -- Foreign Leasing Operations."

        In October 1993, CINV became a Delaware corporation and changed its name to Carolco International Inc. ("CII"). The domestication of CINV did not affect its ownership status.

       TELEVISION DISTRIBUTION. Through 1991, the Company licensed its network and syndication television rights through CTI. In 1992, CTI sold its feature film library of United States television rights to Worldvision Enterprises, Inc. ("Worldvision"). It also sold certain receivables to Sun Life Insurance Company of America ("Sun Life"). In 1993, pursuant to the Restructuring, the domestic and substantially all of the foreign television syndication rights to the Company's future motion pictures were granted to MGM under the MGM Distribution Agreement.

MOTION PICTURE PRODUCTION

  1992 RELEASES

    In March 1992, the Company released BASIC INSTINCT, a suspense-thriller film starring Michael Douglas and Sharon Stone, which, as of March 31, 1994, has grossed over $350,000,000 in worldwide box office receipts. The Company released UNIVERSAL SOLDIER, an action-adventure film starring Jean-Claude Van Damme and Dolph Lundgren, in July 1992. UNIVERSAL SOLDIER grossed approximately $100,000,000 in worldwide box office receipts. In December 1992, the Company released CHAPLIN, a film about the life of Charlie Chaplin, directed by Sir Richard Attenborough and starring Robert Downey Jr. and Kevin Kline. As of December 31, 1993, CHAPLIN had grossed approximately $21,000,000 in worldwide box office receipts.

  1993 RELEASES

    The Company co-produced one major "event" motion picture in 1993. CLIFFHANGER, starring Sylvester Stallone, Janine Turner and John Lithgow and directed by Renny Harlin was theatrically released in the United States on May 28, 1993. As of March 31, 1994, CLIFFHANGER had grossed approximately $260,000,000 in worldwide box office receipts.

    The Company financed the production of CHAPLIN and CLIFFHANGER largely through co-production arrangements with the Strategic Investors. See "Certain Relationships and Related Transactions -- Transactions with Strategic Investors" for a detailed description of these co-production agreements.

  PRODUCTION, DEVELOPMENT AND DIRECTOR ARRANGEMENTS

    The Company is currently in pre-production on two films. CRUSADE, starring Arnold Schwarzenegger and directed by Paul Verhoeven, is expected to begin principal photography in August 1994. CUTTHROAT ISLAND, starring Michael Douglas and Geena Davis and directed by Renny Harlin, is expected to begin principal photography in September 1994. The combined estimated negative cost of these two films is in excess of $150,000,000.

    The Company does not maintain a substantial staff of creative or technical personnel. Management believes that, together with properties that the Company currently controls, sufficient motion picture properties and creative and technical personnel (such as screenwriters, directors and performers) are available in the market at acceptable prices to enable the Company to produce as many motion pictures as it currently plans, at the level of commercial quality the Company requires.

    The Company previously entered into agreements with certain corporations controlled by Sylvester Stallone, formerly a director of the Company, which provide, among other things, that Mr. Stallone will star in four motion pictures produced by the Company. The first film, CLIFFHANGER, has been theatrically released in the United States. The other films are to be mutually approved by the parties. There can be no assurance, however, that any Stallone picture after CLIFFHANGER will be produced or delivered to the Company. There currently exists certain disputes between the Company and Mr. Stallone regarding these agreements, which the Company believes will be resolved to the mutual satisfaction of the parties. However, there can be no assurances that such resolution will be reached.

  ADVANCES AND GUARANTEES

    The Company attempts to obtain lease agreements for the exploitation of its motion pictures in various media and markets worldwide ("pre-sales") prior to the initial theatrical release and, in most cases, commencement of production, of its motion pictures. Under these agreements the Company attempts to obtain such advances and guarantees in an amount greater than 50% of the budgeted direct negative costs of the pictures. See " -- Distribution of Motion Pictures and Other Products -- Foreign Leasing Operations." Pre-sales allow the Company to reduce the risk associated with production costs while retaining a right to share in distribution revenues. These advances and guarantees are generally payable in part on delivery of the motion picture and in part when the motion picture is available for distribution in the applicable media or territory. In certain territories, these pre-sales are pursuant to agreements with the Strategic Investors.

    In most cases, the Company obtains letters of credit, bank letters or other collateral acceptable to the production lenders to secure advances and guarantees from its lessees. These letters of credit, bank letters or other collateral acceptable to the production lenders serve two purposes: first, as a means of ensuring that the advance will be paid when due, and second, as a form of collateral which can be used by the Company to obtain more favorable financing than would otherwise be available.

    The Company has received approximately $1,716,000 in deposits on certain films which the Company may not produce. The Company will attempt to credit such advances to other films to be produced by the Company, but may have to return these advances.

    The Company reflects advances and guarantees as revenue for financial reporting purposes when a picture is available for distribution in the applicable media or territory. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized ratably during the period of exhibition. As a matter of custom and practice and contractual and legal requirements, the Company will delay, for a period of time, actual use of television rights and home video rights after initial theatrical distribution in the applicable territory. This will result in a delay of recognition of advances and guarantees from those media as revenue for financial reporting purposes.

    Pursuant to the financing arrangements with respect to the Company's motion pictures, the Company is generally required to obtain "over-budget" guarantees (also known as completion bonds) for its films. If the Company is unable to obtain such completion bonds or other similar insurance, the Company may be required to find alternative financing arrangements or it may be unable to commence production of one or more motion pictures.

DISTRIBUTION OF MOTION PICTURES AND OTHER PRODUCTS

  DOMESTIC THEATRICAL DISTRIBUTION

    GENERAL.   The  theatrical  distribution of  motion  pictures  involves  the manufacture of release prints indirectly from the original negative, the promotion of the motion pictures through advertising and publicity campaigns and the licensing and booking of motion pictures to theatrical exhibitors. Expenditures on the manufacture of release prints for U.S. theatrical release can often range from $1,000,000 to over $4,000,000. In March 1991, the Company and Technicolor, Inc. ("Technicolor"), a leading supplier of film processing and videocassette production services, entered into an agreement pursuant to which the Company and its affiliates agreed to use Technicolor's film processing services for a term of at least seven years. Expenditures for advertising and publicity for U.S. theatrical release are substantial and can range from $12,000,000 to in excess of $20,000,000 (depending on the picture's prospects and initial results). The magnitude of the promotional advertising campaign may have a material effect on the revenues realized from the theatrical release of a motion picture. There is, however, not always a direct correlation between amounts spent on advertising for any particular film and the revenues realized from that film. In addition, the ability to distribute a picture during peak exhibition seasons, including holiday periods and at the beginning of summer, may affect the theatrical success of the picture. Moreover, because exhibitors, rather than the distributors, typically control exhibition prices for motion pictures, revenues realized from a particular film depend on the level of acceptance for a motion picture and the size of the audience it generates. As a result of the foregoing, a producer cannot pass on the cost of higher budget motion pictures to the consumer. When the cost of release prints and expenditures for advertising and publicity are advanced by third parties, such costs and expenditures are often recouped by such third party from the first receipts of the picture. As a result of (i) such recoupment, (ii) the share of box office receipts retained by the theaters and (iii) distribution fees, the Company's share of the gross box office receipts of any picture are only a portion of box office receipts.

    MGM. The Company does not directly engage, or intend to directly engage in theatrical distribution of its motion pictures. However, it is LIVE's intention to acquire theatrical distribution rights as part of its overall acquisition of motion picture product. In addition, LIVE intends to acquire television distribution rights where available. If the proposed Business Combination is consummated (see "-- Recent Developments -- Business Combination with LIVE Entertainment Inc.,") the Company will be affiliated with these activities of LIVE. In connection with the Restructuring, the Company entered into a distribution agreement with MGM with respect to certain domestic theatrical and non-theatrical rights, specified U.S. television rights and certain specified foreign rights which agreement took effect in the case of domestic theatrical and certain other rights, upon the December 31, 1993 expiration of the Company's prior distribution agreement with Tri-Star and, in the case of certain other rights subject to the agreement, when the current agreements relating to such rights expire. Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories the Company's motion pictures (which are required to meet certain criteria) until the later of delivery of all qualifying pictures which commence principal photography prior to 60 months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs for the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing release prints for United States theatrical release and marketing and advertising costs for such release, unless the Company elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter.

    MGM will be entitled to recoup these print and advertising expenditures from 100% of the theatrical and non-theatrical gross receipts for a covered picture after it has received its distribution fee. To the extent these receipts are not sufficient for MGM to recoup these expenditures, MGM will be entitled to recoup any shortfall from receipts generated by other specified media and, under certain circumstances, directly from the Company. Assuming the Company's motion pictures reach certain levels of performance, the Company believes that its effective theatrical distribution fees will be lower under the MGM Distribution Agreement as compared to the Company's agreement with Tri-Star. In addition to domestic theatrical and non-theatrical rights, MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, the Company has
agreed   to  enter  into  a  definitive  agreement  with  MGM  with  respect  to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. The Company has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

    TRI-STAR. Since 1984 the Company and its predecessors contracted with Tri-Star for domestic theatrical release of major "event" motion pictures. Under that agreement with Tri-Star, Tri-Star agreed to distribute all of the Company's major "event" motion pictures which commenced principal photography prior to December 31, 1993. Tri-Star agreed to pay the Company advances for, and to spend significant amounts on costs for,  the  initial theatrical  release  of  each picture  covered  by  the agreement. In addition, the Company is entitled to a share of Tri-Star's gross receipts in excess of certain predetermined levels calculated on a picture-by-picture basis. Under the Tri-Star Agreement, the Company was obligated to pay for the cost of manufacturing release prints for U.S. theatrical release, although Tri-Star advanced to the Company the cost for release prints of BASIC INSTINCT, UNIVERSAL SOLDIER and CHAPLIN, which advances are recoupable from amounts due to the Company under the Tri-Star Agreement. WAGONS EAST, which commenced principal photography in December 1993, will be the last of the Company's motion pictures to be theatrically distributed under the Tri-Star Agreement.

  HOME VIDEO MARKETING AND DISTRIBUTION OPERATIONS

    The Company has granted to LHV domestic home video rights to motion pictures produced or controlled by the Company prior to August 1995, except CLIFFHANGER and IRON EAGLE III. Canadian home video rights have not been granted to LHV in the case of several films produced by the Company. In consideration for the rights granted by the Company, LHV has agreed to pay the Company certain advances for each picture. These advances are recoupable from LHV's net receipts from video distribution of the pictures. LHV is entitled to cross-collateralize both net receipts from groups of pictures and advances on subsequent groups of pictures in order to ensure that it earns a certain minimum overall distribution fee on each group of films. There is a corresponding upper limit on the total gross distribution fee that LHV can earn on each group of films. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. These agreements have been (or will be in the case of any future amendments or pictures) approved by the independent committees of each of the Company's and LIVE's Board of Directors (including members elected by holders of the LIVE Series B Preferred Stock). In 1993, LHV released the Carolco titles CHAPLIN and DARK WIND.

  DOMESTIC TELEVISION DISTRIBUTION

    GENERAL. Television distribution includes distribution to pay television, network television and non-network free television (basic cable and television syndication).

    PAY TELEVISION. Pay television services (e.g., Showtime and Home Box Office, Inc. ("HBO")) usually license pictures for initial exhibition commencing 12 to 18 months after initial domestic theatrical release, as well as for subsequent showings.

    The Company has entered into a domestic pay television agreement with Encore Media Corporation ("Encore"), an affiliate of TCI, pursuant to which the Company has granted to Encore certain exclusive domestic pay television rights to the Company's motion pictures which have their initial domestic theatrical release from January 1, 1994 through December 31, 1997. Encore has the right to extend this term until the later of December 31, 1998 or the delivery to Encore of 20 films which meet criteria set forth in the agreement; if Encore exercises this option, there will be an increase in certain license fees payable to the Company. Under the agreement, Encore will pay the Company for each film delivered to Encore a license fee based on U.S. theatrical film rentals derived during the 12 month period following such film's initial domestic theatrical release. Encore has been granted, for a designated license fee, certain exclusive domestic television rights in up to four of the Company's motion pictures which have been licensed to TCI for pre-theatrical pay-per-view broadcast. The agreement with Encore replaces a previous agreement between the Company and Showtime Networks, Inc.

    PAY-PER-VIEW TELEVISION. In the past, pay-per-view rights have been granted solely for pay-per-view "windows" after the domestic theatrical release of a motion picture. The Company has entered into the Pay-Per-View Agreement with TCI for the pre-theatrical pay-per-view rights for up to four of the Company's future motion pictures, with such pictures subject to mutual approval by TCI and the Company. The Pay-Per-View Agreement provides for such films to be shown on a pay-per-view basis on the weekend prior to domestic theatrical release. See "Recent Developments -- Financial Restructuring."

    NETWORK TELEVISION. The television networks, such as CBS, NBC and ABC, license some films for a limited number of televised showings during a period usually commencing 30 to 36 months after the initial theatrical release of the film. In recent years, motion picture producers and distributors have not been able to realize substantial value from the license of network television rights to motion pictures; however, the

Company believes that the broad commercial appeal of certain of its major "event" motion pictures will enable the Company to obtain the licenses of network television rights to these pictures. With the exception of CLIFFHANGER, the network television rights to films released theatrically prior to January 1, 1994 were distributed by CTI. Films that are theatrically distributed by MGM under the MGM Distribution Agreement will also be distributed by MGM in the domestic free television marketplace.

    NON-NETWORK FREE TELEVISION. Producers may license the right to broadcast a picture directly on local commercial television stations or basic cable systems throughout the United States, usually for a period commencing 30 to 36 months after initial theatrical release of the picture in the event that there is no network television release. If the picture is released on network television, such license period usually commences 6 to 8 years after initial release of the picture. With the exception of CLIFFHANGER, films released theatrically prior to [January 1, 1994] were distributed to the domestic non-network free television marketplace by CTI. In 1992, CTI sold its feature film library of United States television rights to Worldvision. It also sold certain receivables to Sun Life. The assets sold by CTI to Worldvision and Sun Life represent substantially all of the United States television distribution operating assets and receivables of CTI. Films that are theatrically distributed by MGM under the MGM Distribution Agreement will also be distributed by MGM in the domestic free television marketplace.

  FOREIGN LEASING OPERATIONS

    The Company leases, or arranges for distribution of, its own motion pictures and pictures produced by third parties in foreign countries. In the past, foreign distribution has been conducted by the Company through its subsidiary, CINV, with offices and employees in Curacao, Netherlands Antilles and in Zurich, Switzerland. As a result of the domestication of CINV, CINV no longer has offices or employees outside of the United States. Commencing with WAGONS EAST, the Company will license its films directly to distributors in foreign territories. CII will continue to market rights to the Company's previous films in foreign territories.

    The Company's theatrical licensing agreements in a number of foreign territories sometimes provide for the granting (cross-collateralizing) of video and television distribution rights in such territories in the event that advances and guarantees and distribution costs paid pursuant to such agreements are not recouped from revenues derived from theatrical distribution.

    Tri-Star was granted certain distribution rights in certain foreign territories with respect to any of the Company's major "event" motion pictures which began principal photography prior to December 31, 1993. The territories typically included Latin America and Africa and have sometimes included Scandinavia, France, Spain and Australia/New Zealand. Tri-Star paid an advance against the Company's share of receipts in these particular territories separate from and not cross-collateralized with advances on domestic theatrical receipts. The rights granted were typically theatrical and video, but some recent grants included television rights.

    The Company has also entered into strategic alliances with certain companies that provide in part for the grant to such companies of rights to distribution of the Company's films in certain territories. CINV has entered into arrangements with Canal+ and Pioneer which grant them first negotiation rights to certain distribution rights in France and certain other French-speaking territories and Japan, respectively. The Company has also entered into an agreement with an affiliate of RCS for distribution rights in Italy for pictures whose principal photography commences after March 31, 1993. See "Certain Relationships and Related Transactions -- Transactions with Strategic Investors."

    In addition, Neue Constantin Film GmbH & Co. Verleih KG ("Neue Constantin"), a leading theatrical distribution company in Germany, and its affiliates, entered into agreements in September 1991 with the Company and CINV regarding the purchase of shares of the Company's Common Stock and licensing of certain rights. An affiliate of Neue Constantin and CINV entered into an Output Agreement commencing in September 1991 under which Neue Constantin is to acquire theatrical and non-theatrical distribution rights in Germany and Austria to 20 motion pictures produced or acquired by the Company, excluding films previously licensed in that territory. In October 1991, Neue Constantin purchased 222,223 shares of the Company's Common Stock at a purchase price of $13.50 per share for a total purchase price of approximately $3,000,000.

  ACQUISITION OF FILM PRODUCT

    In addition to the exploitation of its own motion pictures, the Company has on occasion acquired distribution rights in certain films produced by other independent producers. In certain instances, the Company acquired limited selling rights and, in other instances, unrestricted worldwide (including copyright) rights to such films. There can be no assurance that any such rights will be acquired in the future.

  OPERATION OF MOTION PICTURE STUDIO

    Carolco Studios Inc. (Delaware) ("CSI"), owns all of the capital stock of Carolco Studios Inc., a North Carolina corporation, which owns and operates a 32-acre, eight sound stage studio facility located in North Carolina ("Carolco Studios"). Prior to December 30, 1993, the Company owned approximately 35% of the common stock and 70% of the total equity of CSI. The Company acquired its interest in CSI in 1990 under an acquisition agreement that was part of the Plan of Reorganization of DeLaurentiis Entertainment Group Inc. ("DEG"), which was confirmed by the U.S. Bankruptcy Court in 1990. On December 1, 1993, pursuant to the requirements of the acquisition agreement under which the Company acquired its interest in CSI, the Company commenced a call of all of the shares of CSI common stock not owned by the Company. Under the DEG Plan of Reorganization, each share of CSI not owned by the Company was accompanied by a put ("the DEG Puts") which entitled the holder, upon commencement of the call, to either (i) tender such holder's puts to the Company for $0.01 per DEG Put and retain the related CSI share or (ii) tender such holder's DEG Puts and related CSI shares to the Company for $0.7652 per CSI share and related DEG Put. The Company simultaneously commenced an offer to purchase all of the issued and outstanding warrants of CSI, each of which entitles the holder to acquire one share of CSI common stock for $1.80 per share at any time prior to May 15, 1995. The Company acquired 9,504,153 shares of CSI common stock, 515,847 DEG Puts, and 9,026,725 warrants under the call and warrant offer for a total of approximately $7,368,000. Of this amount, approximately $6,996,400 was paid with Company funds held by the liquidation estate created by the order confirming the DEG Plan of Reorganization (the "DEG Liquidation Estate") as security for the Company's call obligation; approximately $281,300 was paid by the DEG Liquidation Estate pursuant to a settlement agreement between the Company and the DEG Liquidation Estate under which the Company released certain claims it had against the DEG Liquidation Estate in return for such payment; and approximately $90,300 was paid by the Company. As a result of the call, at March 31, 1994 the Company owned 96.7% of the outstanding common stock of CSI and 90% of the warrants. Upon expiration of the call all untendered DEG Puts expired.

    Approximately 15 feature-length motion pictures, three television mini-series, five television series and 14 motion pictures made for television have been filmed at Carolco Studios since the Company acquired its interest in CSI. The television series MATLOCK filmed several of its seasons at Carolco Studios. The other operations of CSI consist of (i) the collection of DEG receivables retained pursuant to the acquisition agreement with the DEG Liquidation Estate, (ii) the exploitation of DEG film development projects and
(iii) the exploitation of the foreign rights to the motion picture COLLISION COURSE, which was produced by DEG prior to the filing of its bankruptcy petition. Approximately $7.2 million in DEG receivables existed on the date the Company acquired its interest in CSI, all of which has been collected. Except for the foreign rights to COLLISION COURSE, which have not generated sizable receivables, all of the film rights of DEG were sold to a third party immediately prior to the acquisition by the Company of its interest in CSI. The entire proceeds of this sale were retained by the DEG Liquidation Estate. It is, therefore, extremely unlikely that any material amount of additional receivables will be generated from film rights.

    Although a small amount of income has been generated from the sale of DEG film development projects, no motion picture has actually been completed from any of these development projects either by the Company or a third party which purchased the rights from CSI. Although CSI will have a net profit participation in any motion picture completed from these development projects, the amount and timing of any payments received as a result of such participations is uncertain.

MAJOR CUSTOMERS

    In 1993, there were two customers which accounted for more than 10% of the Company's consolidated revenue: Pioneer (14% or $14,858,000) and LHV (10% or $10,331,000.) In 1992, there were no customers which accounted for more than 10% of the Company's consolidated revenues. In 1991, Tri-Star accounted for 13% or $77,143,000 of the Company's consolidated revenues. See Note Q of the Company's Notes to the Consolidated Financial Statements.

EMPLOYEES

    At February 15, 1994, the Company employed a total of 103 full-time employees (including 23 employees at Carolco Studios).

    Certain subsidiaries of the Company are subject to the terms in effect from time to time of collective bargaining agreements with the Guilds and the
International Alliance of Theatrical Stage Employees (concerning certain technical crafts such as director of photography, sound recording and editing). A strike, job action or labor disturbance by the members of any of these organizations may have a material adverse effect on the production of a motion picture within the United States. The Company believes that its current relationship with its employees is satisfactory.

REGULATION

    Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976. The Company plans to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all Company pictures under the laws of applicable jurisdictions. In addition, the Company and its predecessors have registered or applied to register the trademark "Rambo" and "Terminator 2" in most nations and certain related trademarks in the United States and around the world and intend to secure, protect and maintain these trademarks under the laws of certain jurisdictions. Management is aware of reports of extensive unauthorized misappropriation of cassette rights to motion pictures, which may include Company pictures. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action is brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions. Additionally, LIVE, the licensee of the Company's video rights, is a member of the MPAA Coalition Against Video Theft. Any reports of such theft are investigated by coalition investigators. Again, depending upon the results of these investigations, appropriate legal action is taken, including both seizure of the pirated videocassettes and the filing of criminal charges.

    The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for theatrical distribution of motion pictures. The Company has followed and currently intends to follow the practice of submitting its pictures for such ratings.

    In addition, United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. Management's current policy is to produce motion pictures for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

    There can be no assurance, however, that current and future restrictions on the content of the Company's pictures may not limit or affect the Company's ability to exhibit certain of its pictures.

COMPETITION

    Motion picture and television production and distribution are highly competitive businesses. The competition comes from both companies within the same business and companies in other entertainment media. The Company competes with several "major" film studios, as well as numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. The Company's costs of producing a motion picture (its average negative cost) have typically exceeded the industry average which average has grown from $23,000,000 in 1989 to $29,900,000 in 1993, an increase of 30%. Many of the Company's competitors have significantly greater financial and other resources than does the Company. The "major studios," Paramount Communications, MCA/Universal, Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures) Twentieth Century Fox, Time Warner, MGM/UA Inc. and The Walt Disney Company, are dominant in the motion picture industry.

    The entertainment industry in general, and the motion picture industry in particular, are undergoing significant changes, primarily due to technological developments. These developments have resulted in the availability of alternate forms of leisure time entertainment, including pay/cable television services and home entertainment equipment such as videocassettes, video discs, video games and computers. The theatrical success of a motion picture remains, however, a crucial factor in generating revenues in other media (videocassettes and television). Given the rapidity of technological development, shifting consumer tastes, and the popularity and availability of other forms of entertainment, it is impossible to predict what effect these factors will have on the potential overall revenue for feature-length motion pictures. Because the Company's films compete with motion pictures produced by other companies, the success of any of the Company's films is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other films released into the marketplace at or near the same time.

ITEM 2. PROPERTIES
PROPERTIES

    The Company owns the building housing its corporate headquarters in Los Angeles, California. In March 1988, the Company entered into a $12,000,000 mortgage loan on its headquarters building. The mortgage loan has an interest rate of 10% and is payable in monthly installments beginning March 1990 based upon an assumed 30 year amortization of principal. The mortgage provides for a balloon payment of the outstanding principal amount (approximately $11,500,000) in March 1997. The Company also owns a smaller building located near its corporate offices. In addition, CSI owns and operates a 32-acre filming facility located in North Carolina.

    Pursuant to a service agreement with a local trust company, certain subsidiaries of CII have the use of offices in Curacao, Netherlands Antilles.

ITEM 3. LEGAL PROCEEDINGS

  BUSINESS COMBINATION LITIGATION

    On March 24, 1994, the same day the Business Combination was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, by an alleged stockholder of LIVE against LIVE, the Company, certain of the Company's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleges, among other things, that the defendants have violated their fuduciary duties owed to LIVE stockholders in connection with the Business Combination. Plaintiff seeks a preliminary and permanent injunction enjoining the Business Combination under its current financial terms; an open market auction of LIVE; to the extent the Business Combination is consummated prior to the entry of a final judgement in the action, rescission of the Business

Combination; repayment of profits and benefits obtained as a result of defendant's alleged conduct; and attorney's fees and expenses. The Company believes that this lawsuit is without merit and intends to defend it vigorously.

  SETTLEMENT OF PURPORTED DERIVATIVE ACTION

    On November 22, 1991, the United States District Court for the Southern District of California ("U.S.D.C.") approved a settlement agreement executed by the parties to the purported derivative actions against certain directors and former directors of the Company originally filed on September 25, 1990 by Arthur-Magna, Inc., an alleged stockholder of the Company ("Magna"), in connection with the October 1990 purchase by a wholly-owned subsidiary of the Company of 3,461,538 shares of the Company's Common Stock for $13.00 per share from New Carolco Investments B.V. ("New CIBV"), a company affiliated with Mario
F. Kassar, Chairman of the Board of Directors of the Company (the "Stock Purchase Transaction").

    The settlement consists of three principal elements: (1) a guarantee by Mario Kassar and New CIBV (the "Guarantee") of an undertaking by the Company that, between March 25, 1991 and March 25, 1993, the Company will have sold Common Stock or comparable securities in an aggregate of $41,090,000 plus interest at prices no less than the prices involved in the Stock Purchase Transaction; (2) the agreement of New CIBV to eliminate a warrant received in the Stock Purchase Transaction and to relinquish certain subscription rights; and (3) a series of corporate governance changes, including the replacement of the then current independent committee of the Board of Directors of the Company and the establishment of certain restrictions on transactions between Mario Kassar or New CIBV and the Company for at least five years.

    In August 1993, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment of the lower court approving the settlement. The time within which to petition the U.S. Supreme Court for review of the judgment expired on November 24, 1993. As of March 25, 1993, the Company had sold shares of Carolco Common Stock or comparable securities (as permitted by the settlement stipulation) in an aggregate of $37,000,016 at prices at least equal to $13.00 per share. Mr. Kassar and New CIBV have satisfied the Guarantee by tendering 1,490,943 shares of Carolco Common Stock to the Company, which includes the 300,769 shares held in trust by the Company on behalf of New CIBV as security for the Guarantee. Gordon Luce, Hector P. Dowd and Joseph A. Scudero, all of whom were appointed to the Board of Directors on February 14, 1994, are the three new independent directors required under the terms of the settlement.

  OTHER LITIGATION

    On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the Company, LIVE and certain of the Company's and LIVE's past and present executive officers and directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and LIVE's Forms 10-K for the year ended December 31, 1990, in their 1990 Annual Reports, and in their Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (ii) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman Enterprises Incorporated ("Lieberman") to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV, Pioneer and Canal+), directors and former directors of Carolco (Messrs. Afman, Bonnell, Matsumoto, and Noda) and a lender to the Company. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District

Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a Second Amended Complaint was filed in the consolidated action expanding the allegations against certain directors, a lender to the Company and Pioneer. On April 19, 1993, the Court granted Pioneer's Motion to Dismiss the Second Amended Complaint as against Pioneer.

    In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of the Company's public debt, against the Company, LIVE and certain executive officers and directors of the Company and LIVE. The Delaware complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April 1992, this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. The purported class action complaints do not contain a damage claim of any specific dollar amount. To date, there has been only preliminary discovery in these actions. See Note P of the Company's Notes to the Consolidated Financial Statements.

    On December 1, 1992, Parafrance Communication, S.A. and Paravision International S.A. filed identical lawsuits in Los Angeles County Superior Court and the United States Bankruptcy Court, Central District of California, against the Company and certain of its affiliates for (i) breach of contract, (ii) fraud and (iii) unjust enrichment with respect to the motion pictures THE PRODUCERS, DARLING and BILL AND TED'S EXCELLENT ADVENTURE as a result of the alleged failure by DEG to deliver certain rights in such pictures to the plaintiffs under a 1990 Asset Purchase Agreement. The State Court action was removed to the Bankruptcy Court and consolidated with the other action. Plaintiffs allege damages in excess of $3 million. The Company believes that any judgment against it in this action will be satisfied from a reserve fund of the DEG Liquidation Estate set aside for such claims, which is also named as a defendant in this action.

    On December 10, 1992, Lang Elliott Entertainment Inc. ("Lang Elliott") filed a lawsuit in Los Angeles County Superior Court against the Company, CTI, Vista and certain affiliates of the Company for breach of contract and an accounting relating to amounts allegedly owed by Vista to Lang Elliott with respect to the motion picture CAGE. In addition, the complaint alleges claims for conversion, constructive trust, intentional misrepresentation, breach of covenant of good faith and fair dealing, interference with prospective business advantage, unfair competition and anti-trust violations. In addition to monetary damages, the suit also seeks rescission and restitution. The suit arises out of a 1989 distribution agreement under which the Vista Partnership, of which an affiliate of the Company is the general partner, acquired all distribution rights to the picture. The complaint seeks damages of $1,350,000 (which claim includes $1 million of punitive damages) for (i) license fees allegedly due to Lang Elliott under a rescinded agreement between a Company affiliate and CTI and (ii) alleged damage to the home video and free television value of CAGE due to a nine month extension by the Vista Partnership of the pay television rights of HBO and Showtime to the film for which the Vista Partnership received no fee. The Company has successfully demurred to parts of Lang Elliott's complaint resulting in dismissal of the antitrust and breach of covenant of good faith and fair dealing causes of action. The Vista Partnership previously defended itself successfully against Lang Elliott in a recent arbitration which raised some of the same issues. The Company and the other defendants have filed an answer denying the allegations in Lang Elliott's complaint and both sides are engaging in discovery.

    On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem Golan ("Golan") filed an action against the Company, CINV and Spiderman Productions, Ltd. in Los Angeles County Superior Court purporting to allege claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project SPIDERMAN. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with the Company whereby 21st transferred to the Company literary rights relating to SPIDERMAN, and the Company agreed, among other things, to accord credit to Golan as a producer of the picture both on screen and in paid advertisements, with the obligations to 21st to be guaranteed by the Company and by CINV. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that the Company and CINV could assign the May 19, 1990 agreement to RCS NV, provided that RCS NV assume in writing the obligations thereunder and provided that the Company and CINV remain jointly and severally liable with RCS NV under the May 19, 1990 agreement. Plaintiffs alleged that the Company and the other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the May 19, 1990 agreement to a party other than RCS NV, and by failing to provide plaintiffs with a written document showing that the Company and the other defendants have assumed the obligations of the May 19, 1990 agreement. Finally, plaintiffs allege that the Company and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

    Based on the foregoing allegations, plaintiffs sought compensatory damages in excess of $5 million, unspecified punitive damages, attorneys' fees, rescission of the May 19, 1990 agreement, a declaration as to the plaintiffs' alleged rights, and a preliminary and permanent injunction preventing the Company and the other defendants from distributing SPIDERMAN without according producer screen credit to Golan or from issuing press releases or other information to the media without according producer credit to Golan.

    On October 22, 1993, the plaintiffs, following several successful demurrers by the defendants to the plaintiffs' previous complaints, filed a Third Amended Complaint against the Company, CINV, Spiderman Productions Ltd. and RCS NV. On November 19, 1993, all four defendants filed an answer to the Third Amended Complaint in which they agreed that the May 19, 1990 agreement was rescinded, thereby accepting the demand and offer of rescission contained in the Third Amended Complaint, and filed a cross-complaint seeking restitution of the more than $5,000,000 that plaintiffs were paid under the rescinded agreement. The plaintiffs contend that assuming they make such restitution to the Company and its co-defendants and co-cross-complainants, the plaintiffs would be entitled to recover the rights, or the monetary value of the rights, that were transferred under the May 19, 1990 agreement.

    On December 14, 1993, the plaintiffs became debtors under Chapter 7 of the bankruptcy laws as a result of petitions for involuntary bankruptcy that were filed by various creditors of the plaintiffs (other than the parties to the above-described litigation). On December 15, 1993, the bankruptcy proceedings were converted to voluntary reorganization proceedings under Chapter 11 of the bankruptcy laws. The bankruptcy filings have resulted in an automatic stay of the Los Angeles Superior Court litigation for the time being. There have been no other procedural developments in that litigation since the bankruptcy filings.

    On February 3, 1994, the Company, CII, Spiderman Productions Ltd. and RCS NV filed declaratory relief actions against Viacom International Inc., its division, Viacom Enterprises, and various Doe defendants (collectively "Viacom"), and against CPT Holdings, Inc. and Columbia Pictures Home Video, Inc. jointly doing business as Columbia Tri-Star Home Video, and various Doe defendants (collectively "Columbia Tri-Star"), seeking declarations that such defendants do not have certain distribution rights in SPIDERMAN. Both Viacom and Columbia Tri-Star contend that they acquired certain distribution rights from 21st prior to the Company's and 21st's entering into the May 19, 1990 agreement, and allegedly continue to hold such rights after the May 19, 1990 agreement was entered into and after it was rescinded on November 19, 1993 as described above.

    Viacom and Columbia Tri-Star each have answered the Company's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on the Company and its co-plaintiffs for anticipatory repudiation of contract, specific performance of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that the Company and its co-plaintiffs are contractually obligated to accord to Columbia Tri-Star the distribution rights that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

    Although the Company and others are plaintiffs and neither defendants nor cross-defendants in the declaratory relief action against Viacom, a ruling in favor of Viacom could significantly encumber certain of the rights the Company and its co-plaintiffs contend they have. The Company is unable to place a monetary value on these rights. Viacom asserts that it paid 21st $2,000,000 for the domestic television distribution rights that it contends it still holds.

    Other than as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

    Management and counsel to the Company are unable to predict the ultimate outcome of the above-described actions at this time. However, the Company believes that all of these lawsuits are without merit and is defending them vigorously. Accordingly, no provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position.

  GUILD SETTLEMENT

    In August 1992, the Company reached an agreement with the Screen Actors Guild, the Writers' Guild of America, the Directors' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. Pursuant to the agreement, the Company issued a note payable to the Guilds in the amount of $15,000,000 (the "Guild Note") with a payment of $3,000,000 due on or before December 31, 1992. The Guilds agreed to extend the due date of the $3,000,000 obligation until June 1, 1993. On June 23, 1993, the Company made the $3,000,000 payment to the Guilds which cured the event of default that resulted from the previous failure to make such payment. The balance of the note payable is due in four equal annual installments on October 1 of each year commencing in 1993 and bears interest at 3-month LIBOR plus 1% per year, payable in cash or additional notes payable. A provision of the note allows the Company to prepay all or a portion of the note in full prior to October 1, 1993 at a redemption price of 60% of the then outstanding balance, plus accrued interest, or between October 1, 1993 and October 1, 1994 at a redemption price of 70% of the then outstanding balance, plus accrued interest. On September 29, 1993, the Company redeemed $3,000,000 of the Guild Note with a cash payment to the Guilds of $1,873,000, representing 60% of the payment due on October 1, 1993, including accrued interest of approximately $122,000. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of $1,249,000. At December 31, 1993, $9,367,000 was outstanding under the Guild Note, including accrued interest. The note payable to the Guilds is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the lien of CLBN pursuant to the CLBN Facility and third-party liens in existence on June 30, 1992.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Except as set forth in the Company's Current Report on Form 8-K dated October 20, 1993, no other matters have been submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

    Since the Company's initial public offering in November 1986, the Company's Common Stock has been listed with, and has been traded on, the New York Stock Exchange ("NYSE") under the symbol "CRC." The Company's Common Stock has also been listed on the Pacific Stock Exchange ("PSE") since February 2, 1987 and on the Toronto Stock Exchange since January 18, 1988. The Company's Common Stock was voluntarily delisted from the Toronto Stock Exchange upon the close of business of such exchange on Friday, November 5, 1993. No other securities of the Company are listed on the Toronto Stock Exchange.

    The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock on the NYSE.

                                                                               YEAR ENDED
                                                                           DECEMBER 31, 1992
                                                                          --------------------
                                                                            HIGH        LOW
                                                                          ---------   --------
QUARTER ENDED
March 31, 1992........................................................... $ 3 3/4     $   7/8
June 30, 1992............................................................   2 5/8       1 1/4
September 30, 1992.......................................................   1 1/2         1/2
December 31, 1992........................................................   1 7/8         5/16

                                                                               YEAR ENDED
                                                                           DECEMBER 31, 1993
                                                                          --------------------
                                                                            HIGH        LOW
                                                                          ---------   --------
QUARTER ENDED
March 31, 1993........................................................... $ 1 1/4     $   3/4
June 30, 1993............................................................   1 5/8         3/4
September 30, 1993.......................................................     15/16       9/16
December 31, 1993........................................................   1 1/2         1/2

                                                                             QUARTER ENDED
                                                                             MARCH 31, 1994
                                                                          --------------------
                                                                            HIGH        LOW
                                                                          ---------   --------
QUARTER ENDED
March 31, 1994........................................................... $   3/4     $   7/16

    HOLDERS. As of March 31, 1994, there were approximately 1,040 holders of record of the Company's Common Stock and there were 137,687,728 shares issued and outstanding (not including 2,327,381 shares held as treasury stock) of the 650,000,000 shares authorized.

    DIVIDENDS. The Company has never paid cash dividends on its Common Stock and presently intends to retain all future earnings to finance the operation of its business. Pursuant to the DGCL, the Company may declare and pay dividends only out of its surplus (net assets (total assets less total liabilities) in excess of capital as determined in good faith by the Company's Board of Directors) or its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. On July 2, 1990, the Company paid a dividend to holders of record of the Company's Common Stock of one preferred stock purchase right for each share of Common Stock outstanding as of such date, pursuant to the Rights Agreement dated as of June 18, 1990, as amended on March 19, 1992, April 14, 1992 and May 25, 1993. At a meeting held on October 17, 1993, the Company's Board of Directors approved the redemption of all the outstanding preferred stock purchase rights (the "Rights") issued under the Rights Agreement dated as of June 18, 1990, as amended, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The record date and effective date of the redemption was October 19, 1993. Holders of Rights on the record date were entitled to receive the redemption price of $.01 per Right in cash. The aggregate redemption price for all outstanding Rights totalled $285,962 and was paid in November 1993.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected financial data of Carolco. The financial data for each of the years ended December 31, 1989 through 1993 have been derived from the Consolidated Financial Statements of Carolco which have been audited by Ernst & Young, independent auditors. The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

    The 1991 and 1992 amounts are not comparable with amounts from prior periods or amounts from 1993 due to the consolidation of LIVE in 1991 and 1992. The Company accounted for LIVE under the equity method of accounting in 1989, 1990 and 1993. In March 1994, LIVE announced its intention to dispose of its interest in the Special Retail Division. Accordingly, the amounts for 1989, 1990, 1991 and 1992, have been restated to reflect the Specialty Retail Division as discontinued operations.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                          1989       1990       1991       1992       1993
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
REVENUES:
Feature films.........................................................  $ 136,665  $ 258,850  $ 234,529  $ 269,285  $ 103,180
LIVE Entertainment Inc. -- net sales..................................     --         --        264,418    192,513     --
Other, including interest income......................................      4,798     10,295      5,219      4,622      5,128
                                                                        ---------  ---------  ---------  ---------  ---------
        TOTAL REVENUES................................................    141,463    269,145    504,166    466,420    108,308
COSTS AND EXPENSES:
Amortization of film, television and video costs, residuals and
  participations......................................................    104,892    204,108    482,542    458,237    108,620
Costs associated with restructurings..................................     --         --         88,400      2,626      4,744
Costs associated with disposal of portion of line of business.........     --         --         --         --          2,072
Selling, general and administrative...................................     19,879     32,942     60,811     57,751     24,634
Interest..............................................................     12,598     24,314     48,211     40,449     23,505
Amortization of goodwill and covenants................................     --         --          3,656      4,874     --
Write-off of excess cost over net assets acquired (goodwill)..........     --         --         30,062     --         --
Other.................................................................     --         --         10,465      7,238     --
                                                                        ---------  ---------  ---------  ---------  ---------
        TOTAL COSTS AND EXPENSES......................................    137,369    261,364    724,147    571,175    163,575
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME
  (LOSS) FROM CONTINUING OPERATIONS OF AFFILIATED COMPANIES, PROVISION
  FOR INCOME TAXES AND MINORITY INTEREST..............................      4,094      7,781   (219,981)  (104,755)   (55,267)
Equity in income (loss) from continuing operations of affiliated
  companies...........................................................      6,313     19,819     --         --         (3,832)
                                                                        ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST.........................................     10,407     27,600   (219,981)  (104,755)   (59,099)
(Provision for) benefit from income taxes.............................       (920)    (3,823)    (5,498)       594     (4,555)
                                                                        ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST.....      9,487     23,777   (225,479)  (104,161)   (63,654)
Minority interest in continuing operations............................     --         --          8,695      6,713     --
                                                                        ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS..............................      9,487     23,777   (216,784)   (97,448)   (63,654)
Income (loss) from discontinued operations, net of income taxes and
  minority interest (1991 and 1992)...................................      4,549     (6,479)   (48,271)       548       (730)
                                                                        ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............................     14,036     17,298   (265,055)   (96,900)   (64,384)
Extraordinary gain on early extinguishment of debt....................     --         --         --          8,883        426
                                                                        ---------  ---------  ---------  ---------  ---------
NET INCOME (LOSS).....................................................  $  14,036  $  17,298  $(265,055) $ (88,017) $ (63,958)
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------
Income (loss) per common share from continuing operations, after
  minority interest...................................................  $     .31  $     .71  $   (7.76) $   (3.38) $   (1.28)
Income (loss) per common shares from discontinued operations, after
  minority interest...................................................        .15       (.22)     (1.68)       .02       (.01)
Income per common share from extraordinary item.......................     --         --         --            .30        .01
                                                                        ---------  ---------  ---------  ---------  ---------
Net income (loss) per common share....................................  $     .46  $     .49  $   (9.44) $   (3.06) $   (1.28)
                                                                        ---------  ---------  ---------  ---------  ---------

                                                                            1989       1990       1991       1992       1993
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash....................................................................  $   8,871  $  12,552  $  19,115  $  24,202  $  56,697
Restricted cash.........................................................     --         --         52,728      7,825      1,255
Accounts receivable.....................................................     41,156     82,196    151,996     82,258     12,837
Film costs, net of amortization.........................................    333,303    387,845    364,650    135,395     78,427
Inventories and video rights, net of amortization.......................     --         --        148,564    123,701     --
Total assets............................................................    520,148    631,907    925,172    532,615    188,071
Bank debt -- Carolco....................................................    139,318    181,309    183,429     37,972     14,000
Bank debt -- LIVE.......................................................     --         --         76,513     13,684     --
10% Convertible Subordinated Debentures due 2006........................     --         --         12,500     14,600     --
14% Senior Notes due 1993...............................................     49,989     76,126     65,794     33,452     --
14.5% Senior Subordinated Notes due 1999................................     --         --        110,000         --     --
Increasing Rate Senior Subordinated Notes due 1999......................     --         --         --         64,245     --
New Senior Notes........................................................     --         --         --         --         41,678
New Senior Subordinated Notes...........................................     --         --         --         --         13,432
Other debt, including notes and amounts payable to related parties......     85,061     40,944     86,353    164,799     51,776
Stockholders' equity (deficiency).......................................    134,243    191,077    (37,827)  (116,758)   (21,070)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign markets and for later worldwide release in all media including home video and pay and free television. The Company anticipates that it will produce a limited number of "event" motion pictures per year, with commercial subject matter and well-known creative elements, provided that the Company is able to obtain sufficient funds to enable it to do so. In 1993, the Company produced and released one film, CLIFFHANGER, which was financed in part through a co-production arrangement with the Company's Strategic Investors. Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets and from the U.S. free television syndication market. The Company recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video, television and pay television license agreements when the license period begins for each motion picture or television program and such motion pictures or television programs are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized ratably during the period of exhibition.

    LIVE and its subsidiaries acquire, market and distribute motion pictures and other programming on videocassettes to wholesalers and retailers in the United States and Canada. LIVE's Specialty Retail Division (the "Specialty Retail Division") engages in the retail sale of video product, audio records, tapes and compact discs in the northeast United States. As a result of transactions in March and April 1993, the Company's voting equity of LIVE was reduced to 36.7%. Therefore, from January 1, 1993 through October 20, 1993, LIVE was accounted for using the equity method. In October 1993, as a result of the Restructuring, the Company transferred all of its ownership interest in LIVE to Pioneer, Cinepole and RCS. In March 1994, the management of LIVE announced its plan to dispose of its interest in the Specialty Retail Division. Accordingly, the amounts for 1991 and 1992 have been restated to reflect the Specialty Retail Division as discontinued operations.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

    CONTINUING OPERATIONS

    Feature  film  revenues  decreased  from  $269,285,000  for  the  year ended
December 31, 1992 to $103,180,000 for the year ended December 31, 1993. This represents a decrease of $166,105,000, or approximately 61.7%, mainly attributable to the fact that the Company had no theatrical releases in 1993. CLIFFHANGER was produced by a joint venture in which the Company owns less than 50%. Therefore, the revenues associated with the May 1993 theatrical release of CLIFFHANGER are not included in the feature film revenues of the Company. Feature film revenues for the year ended December 31, 1993 consist primarily of revenues generated from the exploitation in secondary markets of films released theatrically in prior years. Feature film revenues for the year ended December 31, 1992 include revenues of approximately $49,000,000 recorded in connection with the sale of domestic television rights to Worldvision. In addition, revenues for the year ended December 31, 1992 include approximately $14,016,000 from the worldwide theatrical release of UNIVERSAL SOLDIER; approximately $25,300,000 from the worldwide theatrical release of CHAPLIN; approximately $51,740,000 related to the worldwide theatrical release and approximately $1,250,000 from the foreign video release of BASIC INSTINCT; approximately $25,096,000 in foreign theatrical overages, approximately $4,675,000 from the foreign video availability, approximately $13,500,000 from the domestic pay television availability and approximately $5,950,000 from the foreign television availability of TERMINATOR 2: JUDGMENT DAY, released theatrically in 1991; and approximately $11,451,000 from the foreign pay and free television availability of TOTAL RECALL released theatrically in 1990. Feature film revenues for 1992 also include approximately $21,900,000 in domestic television syndication revenues.

    Amortization of film, television and video costs, residuals and participations decreased $349,617,000, or 76.3%, from $458,237,000 for the year ended December 31, 1992 to $108,620,000 for the comparable period in 1993. Amounts for 1992 include $168,451,000 of amortization of video costs attributable to LIVE. Amortization of film costs, as a percentage of the Company's feature film revenues, decreased by 2.3% from

107.6% in 1992 to 105.3% in 1993. For the years ended December 31, 1992 and December 31, 1993, the Company recorded costs of $34,118,000 and $21,287,000, respectively, related to reductions in the estimated net realizable value of its film inventory.

    Selling, general and administrative ("S,G&A") expenses (including production overhead costs), net of amounts capitalized, decreased by $33,117,000, or 57.3%, from $57,751,000 during the year ended December 31, 1992 to $24,634,000 during the year ended December 31, 1993. Amounts for 1992 include $23,813,000 of SG&A expenses attributable to LIVE. The Company's SG&A expenses decreased by $9,304,000, or 27.4%, from $33,938,000 for the year ended December 31, 1992 to
$24,634,000 for the year ended December 31, 1993. This decrease represents an overall decrease in the Company's SG&A expenses resulting from reductions in the work force and downsizing operations of the Company, offset by the fact that the Company had no films in production in 1993, and was therefore unable to capitalize any of its production overhead to film costs. In the year ended December 31, 1992, the Company capitalized $5,240,000, or 13%, of SG&A expenses to film costs.

    Interest expense, net of capitalized interest, decreased by $16,944,000 or 41.9%, from $40,449,000 during the year ended December 31, 1992 to $23,505,000 for the year ended December 31, 1993. Amounts in 1992 include $14,653,000 of interest expense attributable to LIVE. The Company's interest expense decreased by $2,291,000, or 8.9%, from $25,796,000 in 1992 to $23,505,000 in 1993 as a result of lower debt levels and reduced interest rates partially offset by the fact that the Company had no films in production in 1993 and therefore could capitalize none of its interest expense to film costs. In the year ended December 31, 1992, the Company capitalized $3,315,000, or 11%, of its interest expense to film costs.

    Other income for 1993 includes interest income of approximately $507,000 and approximately $3,649,000 relating to facility and equipment rentals at Carolco's motion picture studio, foreign currency exchange gains and losses, which were not material, and property rental income of approximately $435,000. Other income for 1992 includes approximately $1,398,000 of interest income, $2,419,000 relating to facility and equipment rentals at Carolco's motion picture studio and foreign currency exchange gains and losses, which were not material.

    Other expenses in 1992 include losses totalling $1,116,000 resulting from the sale of the LIVE shares to the Strategic Investors in June 1992, a loss of $3,080,000 relating to the write-off of costs associated with films in which the Company no longer owns distribution rights, and a loss of $3,000,000 resulting from the write-down of the Company's aircraft to the estimated net realizable value. There were no comparable expenses in 1993.

    As a result of the Restructuring described in "Item 1. Business -- Recent Developments -- Financial Restructuring", the Company has altered its business strategy to focus on the production and distribution of its "event" motion pictures. The Company has abandoned the business of acquiring and distributing foreign rights for films produced by other motion picture companies. Therefore, the remaining foreign distribution rights owned by the Company cannot be packaged with newly acquired rights, and the Company's ability to recoup the value of such foreign rights has been significantly impaired. Also, as a result of the MGM Distribution Agreement, MGM will license all future motion pictures produced by the Company in certain territories. The Company believes this arrangement will impair its ability to license remaining rights to previous motion pictures in these territories. Accordingly, in 1993 the Company reduced the net realizable value of its film costs by $4,744,000. In 1992, the Company recorded the balance of $2,626,000 of costs associated with a restructuring completed in March 1992. The majority of the costs related to such restructuing were recorded in 1991.

    As a result of the 1992 sale of its library to Worldvision and the new MGM Distribution Agreement entered into pursuant to the Restructuring, in December 1993, CTI ceased its domestic syndication operations and the Company recognized a loss of $2,072,000 on the disposal of a portion of a line of business. This loss consists of unrecouped advances paid for distribution rights to third-party producers ($1,475,000), unamortized film costs of television programs produced by CTI ($397,000) and costs associated with the closing of CTI's principal offices ($200,000).

    In October 1993, pursuant to the Restructuring, the Company disposed of its ownership interest in LIVE. Therefore, the Company's results of operations for the year ended December 31, 1993 include the Company's share of the results of operations of LIVE only for the period from January 1, 1993 through October 20, 1993 (the "Ownership Period.") The Company recognized a loss of $3,832,000 representing its equity interest of the continuing operations of LIVE for the Ownership Period.

    DISCONTINUED OPERATIONS: As a result of the management of LIVE's decision to dispose of LIVE's interest in the Specialty Retail Division, the Specialty Retail Division's results of operations have been classified as discontinued operations. As a result, the Company recorded a loss of $730,000 representing its equity interest of the discontinued operations of LIVE for the Ownership Period.

  YEAR ENDED DECEMBER 31, 1992 AS COMPARED TO YEAR ENDED DECEMBER 31, 1991

    CONTINUING OPERATIONS

    Feature  film  revenues  increased  from  $234,529,000  for  the  year ended
December 31, 1991 to $269,285,000 for the year ended December 31, 1992. This represents an increase of $34,756,000 or approximately 15%. Feature film revenues for the year ended December 31, 1992 include revenues of approximately $49,000,000 recorded in connection with the sale of domestic television rights to Worldvision. Revenues for 1992 also included approximately $14,016,000 from the worldwide theatrical release of UNIVERSAL SOLDIER; approximately $25,300,000 from the worldwide theatrical release of CHAPLIN; approximately $51,740,000 related to the worldwide theatrical release of BASIC INSTINCT; approximately $25,096,000 in foreign theatrical overages and approximately $13,500,000, $4,675,000 and $5,950,000, respectively, from the domestic pay television, foreign video and foreign television availabilities of TERMINATOR 2: JUDGMENT DAY, released theatrically in 1991; approximately $11,451,000 from the foreign television availability of TOTAL RECALL released theatrically in 1990. Feature film revenues for 1992 also include approximately $21,900,000 in domestic television syndication revenues. Feature film revenues for 1991 include approximately $89,700,000 related to the worldwide theatrical release of TERMINATOR 2: JUDGMENT DAY; approximately $19,508,000 related to the worldwide theatrical release of THE DOORS; approximately $4,597,000 and $3,658,000, respectively, related to the foreign theatrical release of RAMBLING ROSE and DARK WIND; approximately $8,284,000 in worldwide theatrical overages related to TOTAL RECALL, released theatrically in 1990; approximately $5,462,000 and $2,503,000, respectively, from the domestic pay and foreign television availabilities of AIR AMERICA, released theatrically in 1990; approximately $5,153,000 and $1,750,000, respectively, from the domestic pay and foreign television availabilities of JACOB'S LADDER, released theatrically in 1990; approximately $3,799,000 from the foreign television availability of MOUNTAINS OF THE MOON, released theatrically in 1989; and approximately $11,443,000 and $4,500,000, respectively, from the domestic pay and foreign television availabilities of TOTAL RECALL, released theatrically in 1990. In addition, feature films revenues for 1991 include approximately $34,900,000 in domestic network and syndication television revenues.

    The combined net sales of LHV and VCL decreased to $192,513,000 during 1992 compared to $264,418,000 during 1991. The decrease of $71,905,000, or 27.2%, was primarily attributable to a decrease in sales at LHV, resulting from a combination of a weaker release schedule in 1992 compared to 1991, as well as a soft video market for straight to video feature films. Results for 1991 included revenues from the initial rental releases of the theatrical films AIR AMERICA, L.A. STORY, THE PUNISHER, NARROW MARGIN, THE DOORS, MADONNA: TRUTH OR DARE, JACOB'S LADDER and TERMINATOR 2: JUDGMENT DAY. The only similar video releases by LHV in 1992 were the initial rental releases of DEFENSELESS, RAMBLING ROSE, BASIC INSTINCT and UNIVERSAL SOLDIER, along with the sell-through release (i.e. priced under $25 for purchase by consumers) of TERMINATOR 2: JUDGMENT DAY. Revenues generated by LHV from Carolco titles amounted to 38.4% and 40.3% of combined net sales for 1992 and 1991, respectively. VCL/Carolco Communications GmbH ("VCL") sales increased during 1992 compared to 1991, primarily due to the home video rental release of TERMINATOR 2: JUDGMENT DAY in Germany.

    Amortization of film, television and video costs, residuals and participations decreased by $24,305,000 (5.0%) from $482,542,000 for the year ended December 31, 1991 to $458,237,000 for the year ended December 31, 1992. Amounts for 1992 include $168,451,000 ($215,799,000 in 1991) of amortization of video costs attributable to LIVE. Amortization of film costs, as a percentage of the Company's feature film revenues, decreased from 113.7% for the year ended December 31, 1991 to approximately 107.6% of

Carolco-related revenues for the year ended December 31, 1992. This decrease is mainly due to the fact that amortization expense for 1991 included $13,500,000 of write offs of development projects, $13,500,000 related to reductions in estimated values of foreign television rights and losses of $5,600,000 on certain television products. In 1992, the write off of development projects was approximately $17,000,000.

    Combined gross profits of LHV and VCL decreased $24,557,000, or 50.5%, to $24,062,000 during 1992 compared to $48,619,000 during 1991. As a percentage of sales, gross profit decreased from 18.4% during 1991 to 12.5% during 1992. The decrease in gross profit dollars and margin percentages was primarily attributable to lower sales volumes and margins at LHV. The decrease in margins at LHV was partially attributable to higher than anticipated returns of, and allowances related to, product released in 1991 (including price protection and rebate claims), amounting to approximately $4,100,000. With the exception of RAMBLING ROSE, DEFENSELESS, BASIC INSTINCT, UNIVERSAL SOLDIER and TERMINATOR 2:
JUDGMENT DAY (at a sell-through price), the titles released by LHV in 1992 were mostly "secondary" titles. Secondary titles are those films that are released on video that have a modest production budget and are either released directly to video or, if released theatrically, are done so on a limited or regional basis. The market for secondary titles continued to weaken in 1992, partly because of a general weakness in the United States economy, and partly because of a shift in buying and rental patterns of video retailers and consumers. Among the causes for the shift in buying and rental patterns were (a) a reduction in disposable income during the economic recession in 1991 and 1992 which negatively affected video retailers' revenues and, in turn, limited their budgets to purchase videos and (b) in order to meet reduced demand by consumers for video product and retailers' reduced purchasing budgets, video retailers limited their purchases of secondary titles and shifted their spending to "A" titles. Therefore, additional costs (in the form of rebates and price protection) were necessary to attempt to obtain increased sales volumes for secondary product. These additional costs decreased gross profit as a percentage of sales. LIVE's response to this shift has been, among other actions, to change the model LHV uses for acquisition and marketing of secondary titles. The decreased gross profit percentage at LHV also is partially attributable to an increase in sales of sell-through product (which usually generates lower margins as a percentage of total sales) and higher distribution costs associated with the WEA distribution agreement (9% of gross domestic video sales) as compared to the Uni distribution agreement (5% of gross domestic video sales), offset by a decrease in LHV's film amortization as a percentage of LHV's sales from 46.7% in 1991 to 40.2% in 1992 and a decrease of advertising expenditures as a percentage of sales from 15.1% in 1991 to 14.1% in 1992.

    Management of LIVE believes the decrease in gross profit dollars and percentages from 1991 to 1992 was exacerbated by LIVE's financial condition in 1992 and published reports in 1992 regarding such financial condition, which management believes resulted in lower video sales, higher than normal returns of video product from wholesale customers and difficulty in acquiring video product on favorable terms.

    SG&A expenses, net of amounts capitalized, decreased from $60,811,000 in 1991 to $57,751,000 in 1992. This decrease of $3,060,000, or 5.0%, represents an overall decrease in the Company's SG&A of $12,299,000 resulting from reductions in the work force and downsizing operations of the Company, offset by increases in legal and professional fees as a result of the Company's liquidity problems and by a reduction of $11,859,000 in production overhead capitalized to film costs (such production overhead costs are included in the SG&A expense caption). Due to lower film production in 1992, the Company capitalized only 13% of its production overhead to film costs as compared to 33% in 1991. The Company's SG&A, for the year ended December 31, 1992 net of production overhead capitalized to films, decreased by approximately $440,000 as compared to the same period in 1991. Combined SG&A expenses of LHV and VCL decreased $2,620,000, or 10.0%, to $23,813,000 during 1992 compared to $26,433,000 during 1991. As a percentage of sales, the amount increased from 10% during 1991 to 12.3% during 1992. The dollar decrease is primarily attributable to a reduction in corporate overhead of approximately $2,700,000 while the percentage increase is primarily due to the decrease in sales.

    Interest expense, net of capitalized interest, decreased from $48,211,000 in 1991 to $40,449,000 in 1992. This decrease of $7,762,000 reflects an overall decrease in the Company's interest expense of $6,371,000 for the year ended December 31, 1992 as compared to the same period in 1991. This represents a gross decrease of $13,007,000 resulting from lower debt levels and reduced interest rates. However, due to lower film production in 1992, the Company capitalized only $3,315,000, or 11%, of its interest costs to film costs as compared to $9,951,000, or 23% in 1991. Combined net interest expenses of LHV and VCL decreased $1,391,000, or 8.7%, from $14,653,000 during 1992 compared to $16,044,000 during 1991. Effective September 1, 1992, interest stopped accruing on LIVE's outstanding 14.5% Senior Subordinated Notes due May 15, 1999 (the "14.5% Notes"), reducing 1992 interest expense by $5,450,000. Interest to maturity on $36,872,000 of the New Increasing Rate Secured Senior Subordinated Notes due 1999 (the "LIVE New Notes") has been included in the carrying value of the LIVE New Notes and will not be recognized as interest expense in current and future years. Interest expense recognized in 1992 on the remaining $3,128,000 of LIVE New Notes was $104,000. In 1991, approximately $2,389,000 of interest relating to the 14.5% Notes was allocated to Lieberman and was included in discontinued operations; such interest is included in continuing operations through August 31, 1992.

    Combined amortization of goodwill and covenants of LHV and VCL increased by $1,218,000, or 33.3%, to $4,874,000 during 1992 compared to $3,656,000 during
1991. The increase is primarily due to a full year of amortization of goodwill associated with the acquisition of the assets of Vestron Inc. ("Vestron") in July 1991. During 1991, LIVE wrote off $15,000,000 of the excess purchase cost over the fair value of net assets acquired related to its acquisition of Vestron. Also, Carolco wrote off $15,062,000 of the excess purchase cost over the fair market value of net assets acquired related to the acquisition of Vista and DEG. There were no similar write offs in 1992.

    Both LHV and VCL had operating losses during 1992. The combined loss from continuing operations before income taxes was $19,278,000 in 1992 compared to a combined loss from continuing operations of $16,420,000 in 1991. LIVE's consolidated loss from continuing operations in 1991 was principally due to the $15,000,000 write-off of the excess of the Vestron purchase price over the fair value of net assets acquired and the $3,905,000 of expenses relating to the proposed business combination with Carolco in 1991 and related restructuring of LIVE's management (there were no similar transactions during 1992); 1992's combined loss was due principally to lower sales and gross profits.

    Other expenses in 1992 include losses totaling $1,116,000 resulting from the sale of LIVE shares in June 1992 to the Strategic Investors, a loss of $3,080,000 relating to costs incurred by the Company on films to which the Company no longer owns distribution rights, and a loss of $3,000,000 resulting from the write-down to net realizable value of the Company's aircraft. Other expenses for 1991 include $4,706,000 related to the Company's settlement of a derivative lawsuit and $3,905,000 of LIVE costs associated with a proposed business combination with Carolco and LIVE's related corporate restructuring (the "LIVE Restructuring").

    In 1991, costs associated with restructurings of $88,400,000 related to Carolco's previous restructuring completed in March 1992, and consisted of provision for losses due to the sale of certain film rights and programming ($57,400,000), writedown of development and term deal costs ($13,500,000) and legal, severance and other expenses ($17,500,000). Costs associated with restructurings in 1992 represent the balance of additional costs of $2,626,000 related to a restructuring completed in March 1992.

    Other income includes interest income of $2,914,000 and $1,398,000 in 1991 and 1992, respectively. In addition, other income for the years ended December 31, 1991 and 1992 includes 1,027,000 and $2,419,000, respectively, relating to facility and equipment rentals at Carolco's motion picture studio. Other income in 1991 includes $872,000, which represents fees, net of certain expenses, in connection with transactions involving Canadian limited partnerships and unrelated foreign corporations. Foreign currency exchange gains and losses which were not material have also been included in other income for each of the years presented.

    The 1991 provision for income taxes relates primarily to the operations of LIVE. LIVE's effective income tax expense (benefit) rate from continuing operations for 1992 and 1991 was approximately 9.4% and (8.0%), respectively. In 1992, LIVE recognized a pre-tax gain of $3,177,000 associated with the LIVE Restructuring of the 14.5% Notes. The income tax benefit associated with this transaction was $790,000.

    In March 1992, the Company paid $500,000 in dividends on the Series C Convertible Exchangeable Preferred Stock, $60,000,000 aggregate liquidation preference (the "Series C Preferred") to Pioneer and $250,000 in dividends on the Series B Convertible Preferred Stock, $30,000,000 aggregate liquidation preference (the "Series B Preferred") to Canal+. In January and April 1992, the Company also paid to

Canal+ an aggregate of $250,000 in dividends on the Series D Preferred. In addition, pursuant to the terms of the Deferred Payments Agreement, Pioneer and Canal+ deferred a total of $2,000,000 in dividends owed to them on the Series B Preferred, Series C Preferred and Series D Preferred.

    Revenues, operating profit (losses) and identifiable assets of LIVE's foreign operations were $32,993,000, ($3,043,000) and $42,983,000, respectively in 1992 compared to $27,788,000, $985,000 and $52,913,000, respectively, in
1991.

    DISCONTINUED OPERATIONS

    The Specialty Retail Division's revenues for the year ended December 31, 1992 were $98,894,000 compared to $96,945,000 for the comparable period in 1991. The increase is due to increased inventories made possible by the Division's two-year, $10,000,000 credit facility obtained from Foothill Capital Corporation in June 1992 (the "Strawberries Credit Facility"), as well as the re-institution of the Division's store development, expansion and relocation programs in 1992. The Division had income before income taxes of $992,000 during 1992 compared to a loss before income taxes of $2,796,000 during 1991. The increase in profits is primarily due to increased sales and a reduction in interest expense during 1992 compared to 1991.

    There were no sales at Lieberman during 1992 due to the sale of Leiberman's assets to Handleman in July 1991. Lieberman's net sales during 1991 (through July 26, 1991, the date operations ceased) were $150,423,000.

    Lieberman's loss from discontinued operations after tax benefits was $11,629,000 during 1991. Losses of $8,336,000 during 1992, were charged against the provision of $20,711,000 which was established upon the decision to dispose of Lieberman's assets.

LIQUIDITY AND CAPITAL RESOURCES

    CONSUMMATION OF FINANCIAL RESTRUCTURING

    On October 20, 1993, the Company completed its Restructuring, which had been proposed in order to reduce or satisfy certain of the Company's financial obligations and to provide the Company with additional capital to permit the continuation of the Company as a going concern. See "Recent Developments -- Financial Restructuring" for a description of the Restructuring.

    CASH TRANSACTIONS. As a result of the consummation of the Restructuring, the Company received $112,500,000 in cash in exchange for the purchases of New Preferred and 5% Notes. From these proceeds the Company paid approximately $12,701,000 in principal and interest to those holders of the 14% Notes who did not tender their 14% Notes, $3,030,000 in interest to those holders of 13% Notes and 14% Notes who tendered their notes for New Senior Subordinated Notes and New Senior Notes, and $235,000 in interest to holders of 13% who did not tender their 13% Notes. The Company also paid approximately $3,465,000 to those holders of Vista Common Stock and associated Series A Puts who tendered their Vista Common Stock and associated Series A Puts for cash or who were cashed out in the subsequent merger and approximately $1,961,000 in interest to those holders of Vista Common Stock and associated Series A Puts who tendered their Vista Common Stock and associated Series A Puts for New Notes. Additionally, the Company paid $27,024,000 to the Strategic Investors, principally related to amounts due to Canal+ and RCS as their participation in the net receipts of certain of the motion pictures produced by the Company, net of $10,729,000 owed to the Company by Canal+ for certain distribution rights in France of certain motion pictures produced by the Company. The Company also paid $18,609,000 in costs related to the Restructuring. The issuance of New Preferred and 5% Notes will result in an increase in dividend charge and interest expense of approximately $6,585,000 per year. However, the Company intends to pay interest and dividends "in-kind" on the 5% Notes and New Preferred; therefore, there will be no cash payments in 1994 related to these new issuances. The reduction in 14% Notes will result in a decrease in annual interest expense and annual cash payments of interest of approximately $1,576,000.

    OTHER TRANSACTIONS.  In addition  to the cash transactions discussed  above, the Company exchanged $22,496,000 in principal amount of 14% Notes for $22,496,000 in principal amount of New Senior Notes. It also issued approximately $13,432,000 in principal amount of New Senior Subordinated Notes in exchange for $12,700,000 in principal amount of 13% Notes, plus 50% of accrued interest. (The remaining 50% of accrued interest was paid in cash.) The result of these exchanges will be a reduction in future cash payments of interest and interest expense of approximately $467,000 per year.

    The Company also issued 22,500,000 shares of Common Stock of the Company in exchange for $14,600,000 outstanding principal amount of Existing 10% Debentures and 8,000 shares of Series D Preferred. This exchange resulted in a reduction in debt of $14,600,000 and will reduce future cash payments for dividends and interest by $1,500,000 per year.

    The Company issued 72,000,000 shares of Common Stock of the Company to the Strategic Investors in exchange for a portion of the Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Preferred, Series E Convertible Preferred Stock and Existing 10% Debentures owned by the Strategic Investors. The remaining balance of the Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Preferred, Series E Convertible Preferred Stock and Existing 10% Debentures and certain other interest obligations due to RCS were contributed to the Company by the Strategic Investors as a capital contribution. This exchange resulted in a decrease in debt of $35,000,000, plus a decrease in accrued interest and accrued dividends of approximately $9,148,000. This exchange will also result in a reduction in future cash payments of interest and dividends and dividend charge and interest expense of approximately $10,780,000 per year.

    In exchange for the Strategic Investor Loan (approximately $33,880,000 including accrued interest), the Company issued approximately 14,891,000 shares of Common Stock of the Company and transferred its ownership in approximately 6,245,000 shares of Common Stock of LIVE. This exchange resulted in the elimination of the Company's investment in LIVE of approximately $23,441,000 and will reduce future cash payments of interest and interest expense by approximately $1,581,000 per year.

    The Company issued $19,181,800 principal amount of New Senior Notes to those holders of Vista Common Stock and associated Series A Puts who exchanged their Vista Common Stock and associated Series A Puts for New Senior Notes. See "Recent Developments -- Vista Offer to Purchase and Vista Merger." This exchange will result in an increase in future cash payments of interest and interest expense of approximately $2,206,000 per year.

    In addition to the transactions described above, Pioneer, Cinepole and RCS have committed to purchase up to $27,500,000 of 7% Notes and TCI and Canal+ have committed to invest up to $27,500,000 in co-productions of the Company's future motion pictures. The combined commitments will be limited to $47,500,000. Canal+ is entitled to reduce its co-production investment by up to $7,500,000 if Cinepole commits to purchase additional 7% Notes in the amount of such reduction. Beginning in 1995, the Company's interest expense and cash payments for interest will increase by up to $1,925,000 per year resulting from the purchase of up to $27,500,000 of 7% Notes.

    SUMMARY. The Restructuring resulted in an aggregate net reduction in debt, including notes payable to related parties and the Company's obligation related to the Vista Common Stock and associated Series A Puts, of approximately $114,500,000 and an increase in stockholders equity of $153,889,000. Interest expense and dividend charge in 1994 will decrease by approximately $7,113,000. Cash payments for interest and dividends in 1994 will decrease by approximately $13,698,000.

    OTHER FINANCING

    On January 8, 1993, the Company entered into a prepayment agreement with Showtime whereby Showtime prepaid certain license fees due to the Company for the domestic pay television exploitation of certain of the Company's motion pictures. Pursuant to the prepayment agreement, Showtime paid approximately $25,900,000 to the Company, representing the present value of future license fees (with face value of approximately $28,000,000) due from Showtime at various times through March 1994, net of a deferred prepayment amount of $1,450,000, of which $1,000,000 was paid upon the theatrical release of CHAPLIN in December 1992. The balance of $450,000 is due upon completion of an audit by Showtime. Proceeds from the prepayment were used to reduce bank debt, to pay associated Guild obligations, and for general working capital purposes.

    The Company has a credit facility with Credit Lyonnais Bank Nederland N.V. ("CLBN") acting as agent and lender (the "CLBN Facility"). At December 31, 1993 and March 31, 1994, approximately $14,000,000 was outstanding under the CLBN Facility. The CLBN Facility was originally scheduled to mature on November 29, 1992. The maturity date of the loans under the CLBN Facility has been extended to September 30, 1994 provided certain events of default do not occur. CLBN has also agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The CLBN Facility is secured by substantially all of the Company's assets.

    CLBN has committed to use its best efforts to organize a syndicate of lenders (in which CLBN will participate) to provide a revolving corporate and production credit facility (the "New Credit Facility.") However, negotiations between the Company and CLBN with respect to the New Credit Facility have been temporarily postponed, pending the consummation of the Business Combination. See "Item 1. Business -- Recent Developments -- Business Combination with LIVE Entertainment Inc." It is the Company's intention to refinance the $14,000,000 balance of the CLBN Facility with proceeds provided by the New Credit Facility. However, there is no assurance that the New Credit Facility will be negotiated. In that event, the Company believes it can negotiate a further extension of the maturity date of the CLBN Facility. If the Company is unable to negotiate such an extension, the Company believes it will be able to repay the CLBN Facility from its working capital.

    Pursuant to the 13% Note Indenture, if the Company's consolidated net worth is less than $33,334,000 on the last day of any fiscal quarter (commencing with the quarter ended December 31, 1992), the Company is obligated to offer to purchase $5,000,000 aggregate principal amount of the 13% Notes on last day of the sixth month thereafter. Since the Company's consolidated net worth was less than $33,334,000 on each of December 31, 1992, March 31, 1993, June 30, 1993 and
September 30, 1993, the Company was obligated to offer to purchase $5,000,000 in aggregate principal amount of its 13% Notes on each of June 30, 1993, September 30, 1993, December 31, 1993 and March 31, 1994. Pursuant to the terms of the 13%
Note Indenture, the Company credited the $12,700,000 in principal amount of 13% Notes acquired in the Exchange Offers against its June 30, 1993, September 30, 1993, December 31, 1993 and March 31, 1994 obligations to offer to purchase 13% Notes and as a result of such credits did not purchase any additional 13% Notes. As a result of the Amendments to the 13% Note Indenture (see "Item 1 Business -- Recent Developments -- Financial Restructuring") the Company has no future obligation to offer to purchase the balance of the 13% Notes.

    The Company incurred a consolidated net loss for the year ended December 31, 1992 of $88,017,000, including $6,232,000 attributable to its ownership interest in LIVE and consolidated net losses for the year ended December 31, 1993 of $64,384,000 including $4,562,000 attributable to its equity interest in the net loss of LIVE. At December 31, 1993, the Company had a deficiency in assets of $21,070,000.

    Shortly after the consummation of the Restructuring, the Company began the process of preparing certain of its motion picture projects for eventual production, including the contracting of artists, directors and other production executives with respect to an anticipated production slate for calendar year 1994. In December 1993, an affiliate of the Company commenced principal photography of WAGONS EAST, starring John Candy and Richard Lewis. Mr. Candy's untimely death prior to the completion of the picture is not expected to have a material adverse effect on the Company's operations. The Company currently has two other motion pictures in pre-production: CRUSADE starring Arnold Schwarzenegger and directed by Paul

Verhoeven; and CUTTHROAT ISLAND starring Michael Douglas and Geena Davis, and directed by Renny Harlin. Both pictures are currently scheduled to commence principal photography in the third quarter of 1994, and be completed and available for release in mid-1995. However, there can be no assurances that both films will begin principal photography, be completed or be released according to this production schedule.

    As a result, the Company anticipates that it will not generate revenues from new production in the last half of 1994 and that it will continue to experience losses through 1994 and much of 1995. Moreover, because of the substantial capital requirements involved in the pre-production and principal photography stages of CRUSADE and CUTTHROAT ISLAND, (the combined direct negative costs of CRUSADE and CUTTHROAT ISLAND is estimated to be in excess of $150,000,000) the Company expects it will experience significant liquidity constraints in the third and fourth quarters of 1994 prior to the funding of the Co-Production Investments and 7% Notes on January 1, 1995. See "Item 1. Business -- Recent Developments -- Financial Restructuring." The Company believes that although it may have to adjust some of its discretionary spending plans in the latter half of 1994, a combination of bank financing based on presales of foreign distribution rights and the funding of the Co-Production Investments and 7% Notes should provide sufficient resources to continue financing the production of CRUSADE and CUTTHROAT ISLAND.

TAX MATTERS

    The domestic entities of the Company and its predecessors have in prior periods paid little or no federal or state income taxes as a result of significant foreign source revenues being earned by CINV, a wholly-owned Netherlands Antilles subsidiary of the Company, and as a result of losses incurred in certain years. Prior to October 19, 1993, CINV was subject to substantially lower tax rates in the Netherlands Antilles. On October 19, 1993, CINV was reorganized into a wholly-owned subsidiary of the Company incorporated under the laws of Delaware. Such reorganization should not have resulted in the United States or California income tax liability to the Company. See Note M to the Company's December 31, 1993 Consolidated Financial Statements. As a result of the reorganization of CINV, foreign source income of the Company in future periods will be subject to United States income taxation, which could result in a significant increase in the Company's effective tax rate.

    The Company's tax position for prior taxable years may be adversely affected by the following:

        1. The allocation of income and deductions between the Company and CINV may be subject to challenge by the Internal Revenue Service since the Company and CINV were related parties. Management believes that its allocation of income and deductions was fair and equivalent to those which would result from an arm's-length transaction.

        2. The Company and its subsidiaries may be deemed to have been personal holding companies and the Company's foreign subsidiary may be deemed to have been a foreign personal holding company due to the substantial stock ownership potentially attributable to Mr. Kassar and other persons. As a result, the Company may have been required to pay current dividends or a penalty tax if its income from motion picture distribution is not classified as "rents" or "produced film rents" under certain provisions of the Internal Revenue Code. Management believes that this income should be so classified and that the Company and its subsidiaries should not be taxed as personal or foreign personal holding companies in prior periods.

        3. CINV earned only foreign source income and, prior to December 31, 1987, none of its foreign income should have been directly subject to U.S. taxation because of specific provisions in the United States -- Netherlands Antilles Income Tax Treaty. With the expiration of this treaty as of December 31, 1987, it is possible, under certain theories which apply to foreign corporations engaged in certain activities in the U.S., for the Internal Revenue Service to contend that some of the CINV's income in prior periods was directly subject to U.S. tax. Management believes that CINV has not engaged in such activities in the U.S. and therefore none of these theories would apply. See Note M of the Notes to the Consolidated Financial Statements.

    The Company has available net operating loss carryovers of approximately $138,000,000 and $106,000,000, respectively, for federal regular tax and alternative minimum tax purposes as of December 31, 1993. Such carryovers will expire between the years 1996 and 2008 if not otherwise utilized to reduce future taxable income.

    Section 382 of the Code provides rules limiting the utilization of a corporation's net operating loss carryovers following a specified change in the ownership of a corporation's equity (an "Ownership Change"). Following an Ownership Change, the amount of taxable income of a corporation that can be offset by pre-Ownership Change net operating loss carryovers generally cannot exceed an amount equal to the fair market value of the corporation's stock immediately before the Ownership Change (subject to certain adjustments) multiplied by the federal long-term tax-exempt rate in effect on the date of the Ownership Change (the "Annual Limitation") as adjusted for certain built-in gain items. For this purpose, the fair market value of the corporation's stock may exclude certain stock issued within the two-year period prior to the Ownership Change. If the Annual Limitation for a taxable year exceeds the taxable income for such year, the Annual Limitation for the next taxable year is increased by the amount of such excess.

    An Ownership Change occurred with respect to Carolco on December 30, 1989. As a result, the utilization of Carolco's approximately $64,000,000 of net operating loss carryovers attributable to periods prior to the Ownership Change was limited to approximately $25,000,000 per year. A second Ownership Change occurred with respect to Carolco on November 1, 1991. Consequently, the utilization of Carolco's approximately $79,000,000 of net operating loss carryovers attributable to periods prior to November 1, 1991 will be limited in utilization for periods after November 1, 1991. The amount of such Annual Limitation is approximately $10,000,000 per year. Concurrent with the Restructuring, a third ownership change occurred with respect to the Company on October 20, 1993. As a result, the utilization of the Company's approximately $138,000,000 of net operating loss carryovers attributable to periods prior to the ownership change is limited in utilization for periods after the third ownership change. The amount of such Annual Limitation is approximately $2,500,000 per year. For additional information regarding the net operating loss carryovers of subsidiaries of the Company, see Note M of the Notes to Consolidated Financial Statements.

    The Internal Revenue Service ("IRS") is conducting an ongoing examination of the Company's 1988, 1989 and 1990 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of the Company's 1988 and 1989 state income tax returns. The Company has recently received notices from the IRS regarding proposed adjustments to the Company's income tax returns for the taxable years under audit. The proposed adjustment format being used by the IRS allows for a period of discussion of the issues and the submission of more data before an actual adjustment is made. The Company is continuing discussions with the IRS regarding the issues raised by these proposed adjustments and the IRS has not yet indicated the nature and amount of any additional adjustments. As a result, the tax liabilities, if any, that may ultimately result from the IRS and FTB examinations cannot be determined at this time. The Company believes that its current and non-current deferred income tax liability as of December 31, 1993 is adequate to cover any potential liability arising from such examinations. See Note M of the Notes to Consolidated Financial Statements.

    In March 1992, Carolco pledged all of its LIVE Common Stock to Carolco's Strategic Investors. The pledge of the LIVE Common Stock, combined with previous changes in LIVE stock ownership, resulted in an Ownership Change with respect to LIVE in March 1992. The Ownership Change resulted in an Annual Limitation on the future utilization of LIVE's then approximately $104,000,000 of net operating loss carryovers attributable to periods prior to the Ownership Change. Such carryovers will expire between the years 1996 and 2006.

    At December 31, 1992, LIVE had approximately $81,000,000 of net operating loss carryforwards available for regular federal income tax purposes expiring between the years 1996 and 2006. In accordance with Section 108 of the Code, LIVE was required to reduce its "tax attributes" due to the confirmation of its prepackaged plan of reorganization in U.S. Bankruptcy Court. This resulted in the reduction of net operating loss carryforwards for federal income tax purposes by approximately $35,000,000. At December 31, 1992, California net operating loss carryforwards were $13,000,000 prior to the reduction in "tax attributes." After the reduction in "tax attributes," LIVE had no net operating loss carryforwards for

California tax purposes. For Federal Alternative Minimum Tax ("AMT") purposes, $58,000,000 of net operating loss carryforwards were available before the reduction in "tax attributes" and $23,000,000 after the reduction in "tax attributes." The AMT net operating loss carryforwards will expire between 1996 and 2006. Approximately $1,634,000 of AMT credits were available to offset future regular federal income tax liabilities. However, these credits are also subject to limitations under Section 382 as described above.

    On March 17, 1993, the bankruptcy court confirmed LIVE's prepackaged plan. The plan resulted in an Ownership Change under Section 382 of the Code, which resulted in an Annual Limitation on the future utilization of LIVE's net operating loss carryforwards beginning with the year ending December 31, 1993. The Annual Limitation is approximately $1,600,000 per year, subject to certain increases for built-in gain items.

    The California Franchise Tax Board is currently conducting an examination of certain of LIVE's income tax returns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to Consolidated Financial Statements of the Company is included in
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth information with respect to the current directors and executive officers of the Company, as well as the director nominees, as of March 31, 1994.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS.

                 NAME                                  POSITION                    AGE      PERIOD WITH CAROLCO
- --------------------------------------  --------------------------------------     ----    ---------------------
Mario F. Kassar                         Chairman of the Board of Directors and      42              Since 1975(1)
                                          Chief Executive Officer
Lynwood Spinks                          Executive Vice President/President of       41              Since 1986
                                          Production and Director
William A. Shpall                       Executive Vice President and Chief          43              Since 1992
                                          Financial Officer
Hector Patrick Dowd                     Director                                    58              Since 1994
Guy-Etienne Dufour                      Director                                    56              Since 1993
Michael E. Garstin                      Director                                    45              Since 1986
Paolo Glisenti                          Director                                    42              Since 1991
Olivier Granier                         Director                                    34              Since 1993
Michael S. Hope                         Director                                    51              Since 1993
Kaneo Ito                               Director                                    57              Since 1993
Rene-Claude Jouannet                    Director                                    52              Since 1993
Tetsuro Kudo                            Director                                    54              Since 1993
Pierre Lescure                          Director                                    48              Since 1993
Gordon C. Luce                          Director                                    68              Since 1994
Michael Meltzer                         Director                                    47              Since 1993
Ryuichi Noda                            Director                                    59              Since 1990
Joseph A. Scudero                       Director                                    63              Since 1994
Adam Singer                             Director                                    42              Since 1993
Masaaki Sono                            Director                                    61              Since 1992
Robert W. Goldsmith                     Senior Vice President, General Counsel      41              Since 1990
                                          and Corporate Secretary
Karen A. Taylor                         Senior Vice President/Finance               39              Since 1988

- ------------------------
(1) Includes service with predecessors of the Company.

    The directors of Carolco are elected for one year terms or until their successors are elected and have qualified. Certain of the Company's directors have been elected to the Board pursuant to various arrangements entered into between the Company and the Strategic Investors. See
"-- Management Arrangements -- Arrangements Pursuant to Which Certain Directors Have Been Elected" below. As set forth herein under "1994 Annual Stockholders Meeting", the Company's stockholders will be asked to elect (or re-elect, as the case may be) the full slate of directors to the Company's Board. Certain of the Company's incumbent directors are defendants in the stockholder litigation described above under "Item 3. -- Legal Proceedings."

    All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until removal by the Board of Directors. All directors, executive officers and director nominees are citizens of the United States unless otherwise indicated below.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

    MARIO F. KASSAR has been Chairman of the Board of Directors of the Company since November 1989 and Chief Executive Officer of the Company since March 1992. From 1986 until November 1989, Mr. Kassar was Co-Chairman of the Board of Directors of the Company. He was a co-founder of the Company's predecessor companies in 1975, which initially involved the sale, distribution and servicing of feature films worldwide. He has also been a Director of LIVE since 1988, and a Director of Lieberman, LIVE's entertainment software distributor that was sold in 1991, from March 1989 until 1991. As part of a financial restructuring, on February 2, 1993, LIVE filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code for a pre-packaged plan of reorganization. The pre-packaged plan was confirmed on March 17, 1993 and LIVE emerged from bankruptcy on March 23, 1993. Mr. Kassar is executive producer or co-executive producer of a number of motion pictures produced by the Company, including the Rambo trilogy, TOTAL RECALL, TERMINATOR 2: JUDGMENT DAY, BASIC INSTINCT, CHAPLIN and CLIFFHANGER.

    LYNWOOD SPINKS became Executive Vice President/President of Production in July 1993. Prior to that date, he served as Executive Vice President for Business and Production Affairs of the Company since March 1990. Mr. Spinks received the additional title of President of Production in March 1993. He became a Director of the Company in March 1990. From September 1988 until March 1990, he was Senior Vice President of the Company. From June 1986 until September 1988, he was Vice President of the Company. Mr. Spinks became a Director of LIVE in June 1992. As part of a financial restructuring, on February 2, 1993, LIVE filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code for a pre-packaged plan of reorganization. The pre-packaged plan was confirmed on March 17, 1993 and LIVE emerged from bankruptcy on March 23, 1993.

    WILLIAM A. SHPALL became Executive Vice President of the Company in May 1992, and Chief Financial Officer of the Company in June 1992. For the 12 years preceding his employment with the Company, Mr. Shpall was employed by Bankers Trust, one of the Company's principal lenders until September 1992, in various capacities. From 1991 to 1992, Mr. Shpall served as a Managing Director in Bankers Trust's Los Angeles office.

    HECTOR PATRICK DOWD became a Director of the Company in February 1994. Mr. Dowd is the founder, Chairman of the Board and Chief Executive Officer of Dowd Brothers, Inc., a manufacturing, marketing and sales organization of women's apparel for almost 30 years. Mr. Dowd distributes more than 30 individual lines of women's apparel throughout 12 states in the Southwest section of the U.S. Mr. Dowd is the proprietor and operator of the Singletree Ranch in Hunt County, Texas where he specializes in breeding Quarter horses and Brangus cattle. Mr. Dowd is a member of the Board of Governors of the International Apparel Mart of Dallas, Texas and the Executive Vice President and Treasurer of the Apparel Mart Association. Mr. Dowd also is a member of the Board of Governors of Miss Wade's Fashion College of Dallas, Texas.

    GUY-ETIENNE DUFOUR became a Director of the Company in October, 1993. Mr. Dufour has served as Executive Vice President and General Manager of the International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A. since July 1991. Mr. Dufour also is Chairman of the Entertainment Business Credit Committee EIF/EBD Rotterdam (Entertainment Industry Financing/Entertainment Business Division Rotterdam). Prior thereto, he served as Executive Vice President and General Manager of the International Trade Financing, Correspondent Banking and Country Risks Division of Credit Lyonnais S.A. from October 1989 until June 1991. Prior thereto he served Credit Lyonnais S.A. as Executive Vice President and General Manager for Africa and the Middle East from August 1985 to September 1989. Mr. Dufour has been a Director of Metro-Goldwyn-Mayer Inc. since January 1992. Mr. Dufour also is a Director of Banque de La Reunion and Commercial-Bank Credit Lyonnais Nigeria. He was elected a Director of the Pathe Communication Corporation in July 1991 and served as a Director from January 1992 until November 1992. Mr. Dufour has been Secretary of MGM Holdings Corporation since April 30, 1992.

    MICHAEL E. GARSTIN became a Director of the Company in 1986. He has been an Executive Vice President and Senior Managing Director in charge of investment banking of Daniels & Associates ("Daniels") since July 1992. Previously, he was a Senior Managing Director of Bear, Stearns & Co. Inc. since May 1987 and an Associate Director since 1985. From 1981 until 1985, he was Senior Vice President and Chief Financial Officer of Orion Pictures Corporation.

    PAOLO GLISENTI became a Director of the Company in December 1991. Mr. Glisenti is a director of RCS NV and has been the Managing Director of RCS Films & TV, the Rizzoli Corriere della Sera Group's subholding company operating in the audiovisual area, since December 1991. From 1990 through 1991, he held the position of Director for Strategic Planning at Rizzoli Corriere della Sera Group. From 1988 through

1990 he was President and a principal of Worldwide Investment Network, a New York consulting firm. From 1984 to 1988, he was President and Managing Director of Montedison USA, the holding company of the Montedison Group in the United States.

    OLIVIER GRANIER became a Director of the Company in April 1993. He is the Chief Executive Officer of Cerito Films. Mr. Granier was named Executive Vice President Finance and Administration of Le Studio Canal+ in July 1993. Prior to that date, he served as the Finance Director of Le Studio Canal+ (formerly Canal+ Productions) since December 1989. In November 1987, Mr. Granier joined the Finance Department of Canal+ S.A. Prior to that date, he was Administrative Manager of FINEMBAL, a subsidiary of the group Nord-Est.

    MICHAEL S. HOPE became a Director of the Company in October 1993. Mr. Hope is Executive Vice President of Metro-Goldwyn-Mayer Inc. He has held that post since August 1993. Mr. Hope's prior position was as a consultant to Paramount Communications Incorporated from November 1990 to October 1991. From November 1987 to October 1990, he served as Executive Vice President of Planning and Operations for Paramount Communications Incorporated.

    KANEO ITO became a Director of the Company in October 1993. Mr. Ito has been Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic since June 1991. From December 1988 until June 1991, Mr. Ito was Managing Director of Pioneer Electronic. He was also General Manager of the International Division of Pioneer Electronic from April 1984 until June 1991, and has been a Director of Pioneer Electronic since December 1982.

    RENE-CLAUDE JOUANNET became a Director of the Company in October 1993. Mr. Jouannet is the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A. He has held that post since February 1992. Mr. Jouannet also is a member of the EIF/EBD Rotterdam (Entertainment Industry Financing/Entertainment Business Division Rotterdam) Entertainment Business Credit Committee. From April 1985 to January 1992, Mr. Jouannet served as Director and General Secretary of Banco Frances e Brasileiro, a Brazilian subsidiary of Credit Lyonnais S.A., where he was in charge of the Administration, Accounting, Legal and Tax Departments. Mr. Jouannet has served as a Director of MGM Holdings Corporation since April 30, 1992 and as its President and Treasurer since May 15, 1992. Mr. Jouannet served as Chairman of the Board of Directors of the Pathe Communications Corporation from November 1992 until May 1993 and served as a Director of the Pathe Communications Corporation from January 1992 until May 1993.

    TETSURO KUDO became a Director of the Company in December 1993. Mr. Kudo has served as President of Pioneer LDCA, Inc., a company engaged in the business of distributing laserdiscs, since April 1987. For three years prior to joining Pioneer LDCA, Inc., Mr. Kudo served as head of European operations for the International Division of Pioneer Electronic Corporation in Tokyo, Japan.

    PIERRE LESCURE became a Director of the Company in October 1993. Mr. Lescure had previously served as a member of the Board of Directors of the Company from April 14, 1992 through August 6, 1992. From May 1986 to February 1994 Mr. Lescure was the Chief Executive Officer and a Director of Canal+ S.A. On February 16, 1994 he was named as Chairman of Canal+ S.A. In addition, he has been the Chairman of the Board and Chief Executive Officer of Le Studio Canal+ since October 1991. From November 1983 through May 1986, Mr. Lescure served as the General Manager of Canal+ S.A. in charge of production.

    GORDON C. LUCE became a director of the Company in February 1994. Mr. Luce has been an advisor to Eastman & Benirschke Financial Group (financial planning and insurance brokerage) since July 1990. Mr. Luce was Chairman of the Board and Chief Executive Officer of Great American First Savings Bank (formerly San Diego Federal Savings) from 1970 until his retirement in June 1990. The bank was placed into a conservatorship with the Resolution Trust Corporation as conservator in August 1991. Mr. Luce has had a career in public service and was a member of the President's Foreign Intelligence Advisory Board from 1988 to 1990 and the Presidential Board of Advisors on Private Sector Initiative from 1985 to 1988. Mr. Luce was also an Alternate Delegate to the United Nations with rank of Ambassador in 1982, and served as California's Secretary of Business and Transportation from 1967 to 1969. Mr. Luce is a member of the Board of

Directors of All American Communications, Inc. (a diversified entertainment company with operations principally in television production and distribution as well as recorded music production and distribution). He is also a director of PS Group, Inc., (a diversified investment company) and Molecular Biosystems, Inc. (a medical research enterprise). In addition, from October 1988 to October 1991 Mr. Luce was Chairman of the Board of Trustees of the Scripps Clinic and Research Foundation of La Jolla, California and he is currently a member of the Board of Trustees of the University of Southern California.

    MICHAEL  MELTZER  became a  Director of  the Company  in December  1993. Mr.
Meltzer joined Le Studio Canal+ (U.S.) in September 1993 where he currently serves as Executive Vice President and Chief Financial Officer and a member of the Board of Directors. From November 1989 until September 1993, Mr. Meltzer was Chief Financial Officer and Treasurer of Imagine Films Entertainment, Inc., a well as Executive Vice President since November 1990 and a member of the Office of the President since December 1992. Prior thereto, he served as Senior Vice President and Group Controller of Lorimar Telepictures Corporation (and its predecessor, Lorimar, Inc.) from October 1985 until November 1989 and Vice President and Corporate Controller of Lorimar, Inc. from April 1985 until October 1985. From June 1978 until April 1985, Mr. Meltzer was an Audit Partner of Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, in New York City.

    RYUICHI NODA became a Director of the Company in June 1990. Mr. Noda became President of Pioneer LDC, Inc., a subsidiary of Pioneer Electronic, in April 1991 and has been a Director of Pioneer Electronic since December 1988. From October 1988 to April 1991, he was Deputy General Manager of the International Division of Pioneer Electronic. From January 1986 until October 1988, he was President and Chief Executive Officer of Pioneer Electronics (U.S.A.) Inc., a company engaged in sales and marketing of consumer electronics in the United States. From 1985 to 1986, he served as General Manager of the Planning and Coordination Department of the International Division of Pioneer Electronic.

    JOSEPH A. SCUDERO became a director of the Company in February 1994. Mr. Scudero has been the Assistant to the Secretary for Labor Relations, U.S. Department of Housing and Urban Development since 1989. Mr. Scudero formerly held the position of Special Assistant to Secretary for Labor Relations for OSHA (Occupational Safety and Health Administration) from 1981 to 1986. From 1975 to 1977, Mr. Scudero was the Deputy Director of Congressional Relations for the Federal Energy Administration. From 1968 to 1971, Mr. Scudero was the Branch Chief, Community Relations for the Office of Minority Business Enterprise in the U.S. Department of Commerce, and from 1965 to 1967 was the National Deputy Director for Domestic Programs for the Office of the Vice President (Hubert Humphrey).

    ADAM SINGER became a Director of the Company in October 1993. Mr. Singer has been Vice President -- International for TCI, an operator and owner of cable television systems in the United States and abroad, since June 1992. From September 1988 to present, Mr. Singer also has been President of United Artists Entertainment (Programming) Ltd. From March 1987 to September 1988, Mr. Singer was Senior Vice President -- Marketing and New Media Development for Viacom.

    MASAAKI SONO became a Director of the Company in March 1992. Mr. Sono has been a member of the Board of Directors of Pioneer Electronic since December 1977, became Managing Director of Pioneer Electronic in June 1989 and Senior Managing Director of Pioneer Electronics in June 1993. Since November 1975, he has also served as General Manager of the Finance and Accounting Division of Pioneer Electronic.

    ROBERT W. GOLDSMITH became Senior Vice President and General Counsel of Carolco in May 1990 when Carolco acquired an interest in DEG which subsequently changed its name to Carolco Television Inc. and then to Carolco Studios Inc. (Delaware). Mr. Goldsmith was named Corporate Secretary of Carolco in October 1990, and he also serves as Executive Vice President and General Counsel of Carolco Studios Inc. (Delaware). Mr. Goldsmith served as Executive Vice President and General Counsel and a Director of DEG from September 1988 to May 1990, and Vice President and Corporate Counsel of DEG from August 1987 to September 1988. From September 1984 until June 1987, Mr. Goldsmith was a partner in the law firm of Austrian, Lance & Stewart, New York, New York.

    KAREN A. TAYLOR has been Senior Vice President/Finance of the Company since March 1991. From June 1990 until March 1991 she was Vice President/Finance of the Company and from January 1988 until June 1990 she was the Controller of the Company. From July 1984 until December 1987, she was Assistant Controller for Columbia Pictures Entertainment Inc. (Motion Picture Division).

BOARD MEETINGS

    During the fiscal year ended December 31, 1993, there were ten meetings of the Board of Directors. Messrs. Glisenti, Simenon (a former director) and Sono each attended fewer than 75% of the total number of Board meetings and committee meetings of which they were members held during their respective tenures on the Board and such committees in 1993.

EXECUTIVE COMMITTEE

    Prior to the consummation of the Restructuring, the Executive Committee of the Board of Directors was authorized to exercise all powers of the Board of Directors (except those powers specifically reserved by Delaware law to the full Board of Directors) in the management and direction of the business and conduct of the affairs of the Company in all cases in which specific directions had not been given by the Board of Directors. In accordance with the terms of a stockholders' agreement entered into in March 1992 (the "Old Stockholders Agreement") among the Strategic Investors and New CIBV discussed below, the Executive Committee consisted of two nominees of New CIBV (Mario Kassar and Lynwood Spinks), one nominee of Canal+ (John Simenon, a former director), one nominee of Pioneer (Ryuichi Noda) and one nominee of RCS (Paolo Glisenti). The Executive Committee met once in 1993 and took action three times in 1993 by unanimous written consent of its members. The Executive Committee ceased to exist and the Old Stockholders Agreement was replaced by a new stockholders agreement dated as of October 20, 1993 (the "New Stockholders Agreement") upon consummation of the Restructuring.

SUPERVISORY COMMITTEE

    Upon the consummation of the Restructuring and in accordance with the New Stockholders Agreement dated as of October 20, 1993 among Pioneer, RCS, Cinepole, MGM Holdings and New CIBV discussed below, the Supervisory Committee was formed to replace the Executive Committee. The Supervisory Committee consists of one management member (Mario F. Kassar), one independent member (Michael Garstin), one nominee of Canal+ (Olivier Granier), one nominee of MGM Holdings (Michael S. Hope), one nominee of Pioneer (Ryuichi Noda) and one nominee of RCS (Paolo Glisenti). During intervals between the meetings of the Board of Directors of the Company, the Supervisory Committee exercises all powers of the Board of Directors (except those powers specifically reserved by Delaware law to the full Board of Directors) in management and direction of the business and conduct of the affairs of the Company in all cases in which specific directions have not been given by the Board of Directors. The Supervisory Committee took action once in 1993 by unanimous written consent of its members. See "-- Management Arrangements -- Stockholders Agreement."

STOCK OPTION COMMITTEE

    The Company's Stock Option Plans are administered by the Stock Option Committee. As part of the Restructuring, the 1989 Plan was amended to provide that the committee of the Board of Directors which may administer the 1989 Plan shall consist of two or more directors of the Company as permitted by Rule
16b-3(c)(2)(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Stock Option Committee currently consists of Hector Patrick Dowd, Gordon C. Luce and Joseph A. Scudero. Prior to March 4, 1994, the Stock Option Committee consisted of the entire Board of Directors. The Board of Directors sitting as the Stock Option Committee held two meetings in 1993.

INDEPENDENT COMMITTEE

    In February 1994 the Board of Directors formed a new Independent Committee consisting of Hector Patrick Dowd, Gordon C. Luce and Joseph A. Scudero. Prior to February 1994, the Independent Committee of the Company consisted of Michael Garstin. The Independent Committee did not meet in 1993 and material transactions between the Company and its affiliates were approved by the disinterested members of the Company's Board of Directors with respect to such transactions. In the future, the Company intends to refer transactions between itself and its affiliates to the Independent Committee to ensure that the interests of the Company are protected in such transactions. See "Item 3. -- Legal Proceedings -- Settlement of Purported Derivative Action."

AUDIT COMMITTEE

    Prior to March 4, 1994, the Audit Committee consisted of Michael Garstin. The function of the Audit Committee is to review and approve the selection of, and all services performed by, the Company's independent auditors; to meet and consult with, and to receive reports from, the Company's independent auditors, and its financial and accounting staff; and to review and act with respect to the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company. The Audit Committee met once in 1993. The current audit committee consists of Hector Patrick Dowd, Michael Garstin and Gordon C. Luce.

MANAGEMENT ARRANGEMENTS

    The  following  contains  a  description  of  (i)  the  current   management
arrangements with respect to the Company, including various arrangements pursuant to which certain present members of the Board of Directors have been elected, (ii) the Company's Supervisory Committee, (iii) Bylaw provisions affecting management of the Company and (iv) the New Stockholders Agreement. As described in further detail below, of the 18 current members of the Board of Directors, four members were nominated by Pioneer, three members were nominated by Canal+, three members were nominated by MGM, and one member was nominated by RCS for inclusion as part of the Company management's slate for election to the Board of Directors. In addition, two directors (including the Chairman of the Board) were nominated by the Chairman of the Board of the Company and two directors were nominated as Independent Directors. New CIBV, Pioneer, RCS, Cinepole and MGM have entered into the New Stockholders Agreement in connection with the Restructuring (described below), which includes an agreement to vote in the election of directors for the directors nominated by the other parties to this agreement. Nominees of the Strategic Investors and MGM, if considered together, constitute in excess of a majority of the members (approximately 61%) of the Board of Directors. In February 1994, three outside, unaffiliated directors were appointed to the Board of Directors pursuant to the terms of a settlement agreement. See "Legal Proceedings -- Settlement of Purported Derivative Action."

  ARRANGEMENTS PURSUANT TO WHICH CERTAIN DIRECTORS HAVE BEEN ELECTED

    Pursuant to the New Stockholders Agreement, the following directors were elected at the Special Meeting of Stockholders held in connection with the
Restructuring: Ryuichi Noda, Kaneo Ito, Satoshi Matsumoto and Masaaki Sono as Pioneer director designees; Olivier Granier, Pierre Lescure and John Simenon as Canal+ director nominees, Guy-Etienne Dufour, Rene-Claude Jouannet and Michael Hope as MGM Holdings director designees, Paolo Glisenti as the RCS director designee, Mario Kassar and Lynwood Spinks as the Chairman's director designees and Michael Garstin and Adam Singer as independent nominees. Subsequent to the Special Meeting, Satoshi Matsumoto and John Simenon resigned from the Board and Tetsuro Kudo and Michael Meltzer, as designees of Pioneer and Canal+ respectively, were appointed to the Board as their replacements.

  BYLAW PROVISIONS

    As part of the Restructuring, the Bylaws of the Company were amended and restated. Specifically, among other things, the Bylaws were amended to establish the number of members of the Board of Directors at 15 and to provide for a Supervisory Committee of the Board of Directors in lieu of an Executive Committee. Section 3.02 of the Bylaws ("Committees of the Board") was amended to provide that the Company will, by resolution adopted by the Board, designate a supervisory committee consisting of six directors which, during intervals between meetings of the Board, will have all the powers and authority of the Board in the management of the business and affairs of the Company with certain exceptions equivalent to those specified under Delaware General Corporation Law ("the DGCL"). Subsequently, in February 1994, the Board of Directors amended the Bylaws to establish the number of members of the Board of Directors at 18.

  STOCKHOLDERS' AGREEMENT

    The New Stockholders Agreement includes an agreement among the parties to vote in the election of directors for a slate of directors composed of four Pioneer nominees, three MGM Holdings nominees, three Canal+ nominees, one RCS nominee, two independent nominees and two nominees of the Chairman of the Board of the Company.

    The New Stockholders Agreement also includes an agreement with respect to the composition of a new Supervisory Committee of the Board of Directors consisting of six members, with one director nominated by each of the Strategic Investors and MGM Holdings plus Mario F. Kassar and one independent director. During intervals between meetings of the Board of Directors, the Supervisory Committee will exercise all powers of the Board of Directors (except those powers specifically reserved by Delaware law to the full Board of Directors). Under the terms of the New Stockholders Agreement, (i) a quorum of the Supervisory Committee will consist of Mr. Kassar and all nominees of the Strategic Investors and MGM Holdings and (ii) the Supervisory Committee may only act with the affirmative vote of all nominees of the Strategic Investors and MGM Holdings.

    The New Stockholders Agreement also includes an agreement by each party to direct its director designees to vote in favor of the adoption of certain board resolutions which provide that certain actions will not be taken unless approved by at least 85% of the Board of Directors and the director designees of at least three of the parties to the agreement other than New CIBV (the "Operating Resolutions"). These certain actions are (1) certain amendments to the New Certificate or Bylaws, (2) any merger, consolidation, liquidation, dissolution or winding up of the Company or any material subsidiary, (3) any disposition of assets in excess of $10,000,000, other than in the ordinary course of business,
(4) any acquisition by the Company or any material subsidiary of assets or property for consideration in excess of $10,000,000, other than certain motion picture rights or assets acquired in the ordinary course of business and with certain other exceptions, (5) any creation, incurrence, assumption or guaranty of any indebtedness in excess of $10,000,000, with certain exceptions, (6) any creation, incurrence or assumption of any lien or other encumbrance in excess of $10,000,000, with certain exceptions, (7) any declaration or payment of dividends on Common Stock or any other capital stock junior to the New Preferred, (8) termination or material amendment of the employment agreement and related agreements with Mr. Kassar and (9) investments in excess of $3,000,000, with certain exceptions. The Bylaws were amended to authorize the Board of Directors to adopt resolutions requiring a greater than majority vote of the Board with respect to certain actions, and the Board of Directors have adopted the Operating Resolutions.

    Pursuant to the New Stockholders Agreement, each of the Strategic Investors, MGM Holdings and New CIBV (each a "Major Shareholder" and, collectively, the "Major Shareholders") also agreed not to exercise its voting rights in favor of, or cause a special meeting to be called with respect to, certain actions without the agreement of (1) Major Shareholders entitled to cast at least 85% of the vote entitled to be cast and (2) at least three Major Shareholders (other than New CIBV). The agreement further provides certain Major Shareholders with certain co-sale rights with respect to sales of the Company's securities by other Major Shareholders. A Put and Call Agreement with respect to the 5% Notes was entered into among MGM Holdings, Credit Lyonnais S.A. and Canal+ on October 20, 1993.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("10% Stockholders"), to file with the Commission, the NYSE and the PSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% Stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge (based solely upon a review of the copies of such Section 16(a) reports furnished to the Company and written representations that no other reports were required), during the year ended December 31, 1993, all
Section 16(a) filing requirements applicable to the Company's officers, directors and 10% Stockholders were complied with, except that Mr. Roger R. Smith, a former director of the Company, failed to file with the Commission on a timely basis one required report relating to one transaction, which report was subsequently filed.

CONSULTING AGREEMENT WITH MR. SCOTTI

    In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J. Scotti for the period commencing immediately after the Restructuring and ending twelve months thereafter. Pursuant to the agreement, Mr. Scotti shall consult with management of the Company with respect to the operation of the Company's business and such other matters as may be agreed upon between the Company and Mr. Scotti. In consideration for the services to be provided by Mr. Scotti, the Company will pay Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services to be provided by him under the agreement. Mr. Scotti will be entitled to participate in any and all of the Company's employee stock option plans during the term of the agreement, and will be granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to the market price of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti will be indemnified from certain liabilities in connection with the performance of his duties under the agreement. During the year ended December 31, 1993, the Company paid $120,000 to Mr. Scotti for his services under this agreement.

    In addition to the consulting agreement described above, in September 1992, the Company retained Mr. Scotti as a consultant to the Company and Daniels and Jefferson Capital Group, Ltd. ("Jefferson Capital"), collectively, the "Financial Advisors" in connection with the Restructuring. In consideration of the services to be provided by Mr. Scotti in connection with the Restructuring, the Company, pursuant to a Retainer Letter with Mr. Scotti dated as of September 1, 1992, as amended as of May 25, 1993, agreed to pay Mr. Scotti the following compensation: (i) an initial non-refundable cash fee in the amount of $50,000;
(ii) commencing September 13, 1992 and payable monthly thereafter, a monthly retainer fee in the amount of $50,000; (iii) 1/3 of 2% of the aggregate amount of any new financing made available to the Company from Pioneer, Canal+ and RCS, and/or any of their affiliates, as a result of the services of the Financial Advisors or Mr. Scotti; (iv) 1/3 of 2% of the aggregate amount of any new financing made available to the Company from MGM, and/or any of its affiliates, as a result of services of the Financial Advisors or Mr. Scotti; (v) 1/3 of 1% of the aggregate amount received by the Company from any sales of accounts receivable with respect to the Company's television division (with certain exceptions) arranged by the Financial Advisors or Mr. Scotti; (vi) 1/6 of 1% of the aggregate face amount of any new working capital facility arranged by the Financial Advisors or Mr. Scotti or with respect to which the Financial Advisors or Mr. Scotti had substantial and substantive involvement; (vii) 1/3 of 2% of the aggregate amount contributed as Co-Production Investments by Canal+ and
(viii) 1/3 of 2% of the aggregate principal amount of 7% Notes; provided, however, that any amounts payable pursuant to (iii), (iv), (vi), (vii) and
(viii) above will be reduced by any amounts previously paid pursuant to (i)  and
(ii) above. In addition, the Company agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Scotti (including legal fees and expenses). The Company also agreed to indemnify Mr. Scotti from certain liabilities in connection with the Restructuring, including liabilities under the Securities Act and the Exchange Act. Pursuant to these arrangements, the Company paid fees and expenses to Mr. Scotti totalling approximately $207,000 in 1992 and approximately $912,000 in 1993.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

    The following "Summary Compensation Table" sets forth individual compensation information with respect to the individual serving as chief executive officer of the Company during the Company's fiscal year ended December 31, 1993 (Mario F. Kassar) and each of the four other most highly compensated executive officers of the Company during the fiscal year ended December 31, 1993
(i) whose total salary and bonus compensation during fiscal 1993 was in excess of $100,000, and (ii) who was serving as an executive officer at the end of fiscal 1993 (Lynwood Spinks, William A. Shpall, Robert W. Goldsmith and Karen A. Taylor). Such five executives are referred to herein as the "Named Executives." The Summary Compensation Table includes compensation information with respect to the Named Executives for services rendered as executive officers to the Company and its subsidiaries during the fiscal years ended December 31, 1993, December 31, 1992 and December 31, 1991.

    Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (i) an Option Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1993 along with the potential realizable values of such options, (ii) a Fiscal Year End Option Table that indicates whether any of the Named Executives exercised options in fiscal 1993 and includes the number and value of unexercised options held by the Named Executives at December 31, 1993, and (iii) a Long-Term Incentive Plans ("LTIP") Table that includes information on LTIPs granted during fiscal 1993 to the Named Executives.

                   SUMMARY COMPENSATION TABLE FOR FISCAL 1993

                                                                                            LONG-TERM
                                                                                         COMPENSATION(1)
                                                                                     -----------------------
                                                                                        AWARDS
                                                 ANNUAL COMPENSATION                 -------------   PAYOUTS
                                   -----------------------------------------------    SECURITIES     -------
                                                                    OTHER ANNUAL      UNDERLYING      LTIP       ALL OTHER
         NAME AND                      SALARY          BONUS       COMPENSATION(2)   OPTIONS/SARS    PAYOUTS  COMPENSATION(2)
    PRINCIPAL POSITION       YEAR       ($)             ($)              ($)              (#)          ($)          ($)
- ---------------------------  ----  --------------   ------------   ---------------   -------------   -------  ----------------
Mario F. Kassar(3)           1993  $2,161,538(4)    $597,383(5)    $    159,480(6)   16,720,000(7)    -0-     $960,907(8)(37)
  Chairman of the Board      1992   1,586,538(9)         -0-          1,159,073(10)    750,000         -0-         918(11)(37)
  and Chief Executive
  Officer
Lynwood Spinks(12)           1993  $  479,037(13)   $    -0-       $        -0-        125,000(14)     -0-    $ 28,207(15)(37)
  Executive Vice President/  1992     327,917        200,000(16)            -0-         -0-            -0-       4,659(17)(37)
  President of Production    1991     220,833            -0-                -0-         -0-            -0-
William A. Shpall(18)        1993  $  355,591(19)   $200,000(36)            -0-         25,000(20)     -0-    $  3,207(21)
  Executive Vice President   1992     196,731        100,000(22)            -0-         25,000         -0-         612(23)
  and Chief Financial
  Officer
Robert W. Goldsmith(24)      1993  $  229,681(25)   $100,000(36)   $        -0-         30,000(20)     -0-    $  3,105(26)
  Senior Vice President,     1992     205,419(27)     87,000(28)            -0-         -0-            -0-      32,714(29)
  General Counsel and        1991     172,446            -0-                -0-         25,000         -0-
  Corporate Secretary
Karen A. Taylor(30)          1993  $  186,362(31)   $105,000(36)   $        -0-         19,000(20)     -0-    $  2,631(32)
  Senior Vice President      1992     159,346(33)     50,000(34)            -0-         -0-            -0-       2,344(35)
  of Finance                 1991     140,000            -0-                -0-         12,000         -0-

- ------------------------
 (1) During the years indicated, restricted stock was not awarded to the Named Executives.
 (2) In accordance with the transitional provisions applicable to the revised rules on executive officer compensation disclosure adopted by the
      Commission, amounts of Other Annual Compensation and All Other Compensation are excluded for the Company's 1991 fiscal year. For purposes of Other Annual Compensation, perquisites with respect to each of Ms. Taylor and Messrs. Spinks, Shpall and Goldsmith did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus in the years indicated.
 (3) Mr. Kassar was appointed Chief Executive Officer of the Company in March 1992. Mr. Kassar became Co-Chairman of the Board of Directors of the Company in 1986 and Chairman of the Board of Directors of the Company in November 1989. See "Item 10 -- Directors and Executive Officers of Registrant."

 (4)  Includes salary of $2,000,000 pursuant to Mr. Kassar's current  employment agreement and $161,538 of pay in lieu of vacation.
 (5)  Represents  a  bonus paid  pursuant  to Mr.  Kassar's  previous employment
      agreement  with  the  Company  in  recognition  of  the  achievements   of
      TERMINATOR  2: JUDGMENT DAY. This bonus  was required to be deferred under such employment agreement.  On April  20, 1993, Mr.  Kassar received  such bonus  payment  and  accrued  interest  thereon.  On  March  2,  1994, the
      Independent Committee approved a bonus of $1,250,000 for Mr. Kassar.  Such bonus  was in recognition  of Mr. Kassar's efforts  in connection with the
      Restructuring and was paid on March 3, 1994.
 (6)  Includes  auto  allowances  of   $46,177  and  unaccountable  travel   and
      entertainments  costs  of  $90,000,  paid pursuant  to  the  terms  of Mr.
      Kassar's current employment agreement.
 (7)  Includes 15,000,000  options  granted  pursuant to  Mr.  Kassar's  current employment  agreement, 75,000 options granted to  Mr. Kassar as a director of the Company and as a member  of the Supervisory Committee of the  Board of  Directors. Also includes 1,645,000 options which were granted pursuant to the stock option cancellation  and reissuance program described in  "--
      Certain Information concerning Stock Options and Other Plans."
 (8)  Includes  $959 for Company  paid term life  insurance, $2,248 representing the Company's 1993 contribution  on behalf of Mr.  Kassar pursuant to  the profit  sharing  plan,  $400,000  paid  by  the  Company  as  an executive producing fee  for  the motion  picture  STARGATE in  connection  with  an agreement  whereby Mr. Kassar's services will be provided to Hexagon Films
      (U.S.), an  indirect  wholly-owned  subsidiary  of  Canal  +  ("Hexagon"),
      $500,000  paid upon commencement of  principal photography of WAGONS EAST, pursuant  to  Mr.  Kassar's  current  employment  agreement,  and  $57,700 representing  the fair market value of an automobile owned by the Company, the ownership  of which  was transferred  to Mr.  Kassar pursuant  to  his current employment agreement.
 (9)  Includes salary of $1,500,000 pursuant to Mr. Kassar's previous employment agreement  and $86,538 of pay in lieu of vacation. In addition, on May 12,
      1992, Mr. Kassar  received $519,231  of pay in  lieu of  vacation for  the period January 1, 1986 through December 31, 1991.
(10)  Includes  legal and accounting fees in  the amount of $550,000 incurred by
      Mr. Kassar  in connection  with the  1992 Restructuring  and paid  by  the
      Company  pursuant to the terms of  his previous employment agreement. Also includes $90,000  in  unaccountable  travel and  entertainment  costs  and
      $175,000  in  legal  and accounting  fees  paid pursuant  to  Mr. Kassar's previous employment agreement.
(11)  Represents $918 for Company paid term life insurance.
(12)  Mr. Spinks became Executive Vice President/President of Production in July
      1993. Prior  to  that date  he  served  as Executive  Vice  President  for
      Business  and  Production Affairs  since March  1990. From  September 1988 until March 1990, he served as  Senior Vice President of the Company.  Mr.
      Spinks  is also a director  of the Company. See  "Item 10 -- Directors and
      Executive Officers of Registrant."
(13)  Includes salary of $394,425 pursuant  to Mr. Spinks' employment  agreement and $84,612 of pay in lieu of vacation.
(14)  Includes  75,000 options which  were granted pursuant  to the stock option cancellation and reissuance program  described in "-- Certain  Information concerning  Stock Options and  Other Plans" and  50,000 options granted to
      Mr. Spinks as a director of the Company.
(15)  Includes $25,000 paid upon commencement of principal photography of WAGONS
      EAST, pursuant to Mr. Spinks employment agreement, $2,248 representing the
      Company's 1993 contribution on behalf of Mr. Spinks pursuant to the profit sharing plan, and  $959 for  term life insurance  paid by  the Company  in
      1993.
(16)  Represents bonus received in 1992 upon execution of Mr. Spinks' employment agreement.
(17)  Includes  $3,741 representing the  1992 Company contribution  on behalf of
      Mr. Spinks pursuant  to the  profit sharing plan  and $918  for term  life insurance paid by the Company in 1992.
(18)  Mr.  Shpall became Executive Vice President of  the Company on May 6, 1992
      and Chief Financial Officer of the Company  on June 4, 1992. See "Item  10
      -- Directors and Executive Officers of Registrant."
(19)  Includes  salary  of $333,381  paid  pursuant to  Mr.  Shpall's employment agreement and $22,210 of pay in lieu of vacation.

(20)  Represents options  which  were  granted  pursuant  to  the  stock  option cancellation  and reissuance program described  in "-- Certain Information concerning Stock Options and Other Plans."
(21)  Includes $2,248 representing the Company's 1993 contribution on behalf  of
      Mr.  Shpall pursuant to  the profit sharing  plan, and $959  for term life insurance paid by the Company in 1993.
(22)  Represents  bonus  received  in  1992  upon  execution  of  Mr.   Shpall's
      employment agreement.
(23)  Represents term life insurance paid by the Company in 1992.
(24)  Mr.  Goldsmith became  Senior Vice  President and  General Counsel  of the
      Company in May  1990 and  Corporate Secretary  of the  Company in  October
      1990.
(25) Includes  salary  of $221,028  paid pursuant  to Mr.  Goldsmith's employment agreement and $8,653 of pay in lieu of vacation.
(26) Includes $2,248 representing  the Company's 1993  contribution on behalf  of
    Mr.  Goldsmith pursuant to the  profit sharing plan, and  $857 for term life insurance paid by the Company in 1993.
(27) Includes salary  of $199,900  paid pursuant  to Mr.  Goldsmith's  employment agreement and $5,519 of pay in lieu of vacation.
(28) Represents  bonus  received  in  1992 upon  execution  of  amendment  to Mr.
    Goldsmith's employment agreement.
(29) Includes $30,000  received by  Mr. Goldsmith  from the  Company in  1992  in exchange  for options for 100,000 shares  of common stock of Carolco Studios
    Inc. (Delaware), $2,000 representing the 1992 Company contribution on behalf of Mr. Goldsmith pursuant to the profit sharing plan and $714 for term  life insurance paid by the Company in 1992.
(30) Ms.  Taylor  became Senior  Vice  President of  Finance  in March  1991. She
    previously served as Vice President of Finance since June 1990.
(31) Includes salary  of  $167,694  paid  pursuant  to  Ms.  Taylor's  employment agreement and $18,668 of pay in lieu of vacation.
(32) Includes  $2,248 representing the  Company's 1993 contribution  on behalf of
    Ms. Taylor  pursuant to  the profit  sharing plan,  and $383  for term  life insurance paid by the Company in 1993.
(33) Includes  salary  of  $157,500  paid  pursuant  to  Ms.  Taylor's employment agreement and $1,846 of pay in lieu of vacation.
(34) Represents bonus  received  in  1992  upon execution  of  amendment  to  Ms.
    Taylor's employment agreement.
(35) Includes  $1,994 representing the 1992 Company contribution on behalf of Ms.
    Taylor pursuant to the profit sharing plan and $350 for term life  insurance paid by the Company in 1992.
(36) Represents  cash  bonuses paid  in recognition  of such  executive officers'
    efforts in connection with the Restructuring.
(37) Pursuant  to   Article  Eleven   of   Carolco's  Restated   Certificate   of
    Incorporation, Article V, Section 5.06 of Carolco's bylaws and Section 10 of various  indemnity agreements entered into between Carolco and its directors as permitted  by  Section 145(c)  of  the DGCL,  the  Company has  paid  the expenses  of such  directors incurred in  the director's  defense of certain
    lawsuits  as  described  under  "Board  Fees  and  Certain   Indemnification
    Arrangements"  below. Such amounts, which are  set forth under such section, are not included herein.

                        OPTION GRANTS IN FISCAL 1993(1)

                                    INDIVIDUAL GRANTS
- -----------------------------------------------------------------------------------------     POTENTIAL REALIZABLE     GRANT DATE
                                  NUMBER OF                                                 VALUE AT ASSUMED ANNUAL       VALUE
                                 SECURITIES       % OF TOTAL                                  RATES OF STOCK PRICE     -----------
                                 UNDERLYING      OPTIONS/SARS                               APPRECIATION FOR OPTION    GRANT DATE
                                OPTIONS/SARS       GRANTED       EXERCISE OR                        TERM (2)             PRESENT
                                   GRANTED       TO EMPLOYEES    BASE PRICE    EXPIRATION   ------------------------    VALUE (3)
             NAME                    (#)        IN FISCAL YEAR     ($/SH)         DATE         5%($)       10%($)          ($)
- ------------------------------  -------------   --------------   -----------   ----------   -----------  -----------   -----------
Mario F. Kassar                  1,645,000(4)         1%         $  1.250       04/20/03    $ 1,293,164  $ 3,277,133   $ 1,517,211
                                15,000,000(5)        86%         $  1.250(8)    10/20/03    $11,791,774  $29,882,671   $14,423,957
                                    75,000(6)      *             $  0.563(9)    12/01/03    $    26,555  $    67,295   $    18,056
Lynwood Spinks                      75,000(4)      *             $  1.250       04/20/03    $    58,959  $   149,414   $    69,173
                                    50,000(7)      *             $  0.563(9)    12/01/03    $    17,703  $    44,863   $    12,037
William A. Shpall                   25,000(4)      *             $  1.250       04/20/03    $    19,653  $    49,804   $    23,057
Robert W. Goldsmith                 30,000(4)      *             $  1.250       04/20/03    $    23,583  $    59,765   $    27,669
Karen A. Taylor                     19,000(4)      *             $  1.250       04/20/03    $    14,936  $    37,851   $    17,524

- --------------------------
(1) Although the Company's 1989 Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.
(2) These values were determined using 5% and 10% annual growth projections over the full-term of the options (until expiration) beginning December 31, 1993.
(3) These values were established using the Black-Scholes stock option valuation model, a method that is permitted to be used by the Commission. The actual value, if any, an executive may realize upon exercise of such options will depend upon the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there can be no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables and as to interest rates, stock price variability and future dividend yield. The above model assumes a period of 180 days after vesting to exercise, a volatility of the stock price equal to that experienced in 1993 (1.5851), an interest rate of 3.89% (rate of U.S. Treasury Bills with a term of 180 days) and a dividend yield of 0%.
(4) Options which were granted pursuant to the stock option cancellation and reissuance program described in "-- Certain Information Concerning Stock Options and Other Plans" below. Fifty percent (50%) of such options vest on April 20, 1994 and fifty percent (50%) vest on April 20, 1995.
(5) Options which were granted pursuant to Mr. Kassar's new employment agreement entered into as of May 3, 1993. Such options vest monthly over the term of the agreement.
(6) Options which were granted to Mr. Kassar as a director of the Company and as a member of the Supervisory Committee of the Board of Directors. Such options vest immediately.
(7) Options which were granted to Mr. Spinks as a director of the Company and which vest immediately.
(8) Pursuant to Mr. Kassar's current employment agreement, exercise price was market price of the Company's Common Stock on October 20, 1993.
(9) Market price of the Company's Common Stock on the day of grant (December 1, 1993).
* Less than 1%.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
              FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)

                                                                          NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS/SARS
                                                                             OPTIONS/SARS AT                 AT
                                                                            DECEMBER 31, 1993       DECEMBER 31, 1993(3)
                                 SHARES ACQUIRED ON
                                    EXERCISE(2)      VALUE REALIZED(2)  EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
             NAME                       (#)                 ($)                    (#)                       ($)
- -------------------------------  ------------------  ------------------ ------------------------- -------------------------
Mario F. Kassar                          0                   $0            957,351/15,762,649                $0
Lynwood Spinks                           0                   $0               50,000/75,000                  $0
William A. Shpall                        0                   $0                 0/25,000                     $0
Robert W. Goldsmith                      0                   $0                 0/30,000                     $0
Karen A. Taylor                          0                   $0                 0/19,000                     $0

- ------------------------
(1) Although the Company's 1989 Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by the Company.
(2) None of the Named Executives exercised options during the fiscal year ended December 31, 1993.
(3) None of the Named Executives held options at December 31, 1993 for which the market price at such date exceeded the exercise price.

                 LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL 1993

                                                                                     ESTIMATED FUTURE PAYOUTS
                                                                                UNDER NON-STOCK PRICE-BASED PLANS
                            NUMBER OF SHARES,        PERFORMANCE OR OTHER     --------------------------------------
                          UNITS OR OTHER RIGHTS     PERIOD UNTIL MATURATION    THRESHOLD     TARGET       MAXIMUM
          NAME                     (#)                     OR PAYOUT           ($ OR #)     ($ OR #)      ($ OR #)
- ------------------------ ------------------------  -------------------------  -----------  -----------  ------------
Mario F. Kassar                    (1)                        (3)                 (2)          (3)          (3)
Lynwood Spinks                      0                         --                  --           --            --
William A. Shpall                   0                         --                  --           --            --
Robert W. Goldsmith                 0                         --                  --           --            --
Karen A. Taylor                     0                         --                  --           --            --

- ------------------------
(1)   The  current employment agreement  of Mr. Kassar  dated as of  May 3, 1993
      (the "Kassar Agreement"), provides that with respect to the motion pictures CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN (the "1992 Covered Pictures"), Mr. Kassar will be entitled to production-related incentive compensation equal to a "Percentage" of Aggregate Gross Profits (as determined in Mr. Kassar's previous employment agreement which became effective on March 23, 1992 (the "Previous Kassar Agreement")) once certain "Thresholds" (as defined in the Previous Kassar Agreement and described below) are achieved. The "Percentage" for 1992 Covered Pictures means five percent of Aggregate Gross Profits up to $50,000,000 and three and one-half percent thereafter, which percentages shall apply retroactively to the first dollar of Aggregate Gross Profits once the Aggregate Gross Profits exceed the Threshold. The "Threshold" for 1992 Covered Pictures means Aggregate Gross Profits of $17,500,000. The 1992 Covered Pictures are cross-collateralized for the purpose of determining the amount of Aggregate Gross Profits and whether the Threshold has been met for such 1992 Covered Pictures. The Kassar Agreement provides a separate formula for similar producer's fees for motion pictures as to which principal photography commences from January 1, 1993 through the term of the Kassar Agreement as described under "-- Employment Agreements" below. Other than WAGONS EAST, no motion pictures commenced principal photography during 1993.
(2) For 1992 Covered Pictures, once Aggregate Gross Profits for such pictures, on a cross-collateralized basis, achieve the applicable Threshold (as set forth in footnote (1) above), Mr. Kassar would receive $875,000 plus (i) an additional five percent of Aggregate Gross Profits in excess of the Threshold, if any, up to Aggregate Gross Profits of $50,000,000, and (ii) an additional three and one-half percent of Aggregate Gross Profits in excess of $50,000,000, if any. In accordance with the Kassar Agreement, Mr. Kassar was paid a $500,000 non-refundable advance against his producer's fees for WAGONS EAST which has been reflected in the "Summary Compensation Table for Fiscal 1993" above.
(3)   Not applicable.

CERTAIN INFORMATION CONCERNING STOCK OPTION AND OTHER PLANS

    During the Company's fiscal year ended December 31, 1993, the Company had in effect the following plans which provide, as applicable, for certain benefits to the Company's officers, directors, employees and consultants: (i) three stock option plans -- the Employee Stock Option Plan ("the 1986 Plan"), the 1989 Stock Option and Stock Appreciation Rights Plan (the "1989 Plan") and the 1986 Non-Employee Stock Option Plan (the "Non-Employee Plan"), (ii) a deferred compensation plan under which certain executive officers may elect on or before the close of a fiscal year to credit to an account a portion of the officer's base annual compensation and/or incentive compensation for the succeeding year (the "Deferred Compensation Plan"), and (iii) the profit sharing plan, a 401(k) plan, under which the Company matches certain tax deferred voluntary contributions to the plan by qualified employees.

CANCELLATION AND REISSUANCE OF EXISTING OPTIONS

    In April 1993 the Board of Directors of the Company, acting as the Stock Option Committee pursuant to the 1986 Plan and the 1989 Plan (collectively, the "Plans"), approved a voluntary program for the cancellation and reissuance of outstanding stock options granted under the Plans prior to such date by granting to current employees and directors of the Company the right to agree to cancel such options ("Cancelled Options") and to receive in return therefor new options ("New Options") for an equal number of shares pursuant to the Plans, on certain terms and conditions including, among others (i) the exercise price for the New Options would equal $1.250, the closing price of Common Stock on the NYSE on April 20, 1993; (ii) fifty percent (50%) of the New Options would vest on April 20, 1994, the remainder would vest on April 20, 1995; provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options and (iii) all New Options would expire on April 20, 2003 unless the recipient's employment terminates causing his New Options to expire prior to such date. In connection with this arrangement, options to purchase 2,109,500 shares were exchanged for New Options.

BOARD FEES AND CERTAIN INDEMNIFICATION ARRANGEMENTS

    All directors of the Company who are not employed by the Company and who are not members of the Independent Committee are entitled to receive a fee of $1,000, plus reimbursement of expenses, for each Board and committee meeting attended. In addition, each director who served on one or more Committees of the Board other than the Independent Committee is entitled to receive an annual fee of $10,000. Each director who served on the Independent Committee is entitled to receive an annual fee of $50,000. All directors of the Company are entitled to receive 50,000 non-qualified options to acquire the Company's Common Stock on the first business day of December of each year with exercise prices equal to the market price of the Company's Common Stock on the date of grant.

    Each director who is a member of one committee of the Board is entitled to receive an additional 25,000 non-qualified options on the same date. Each director who serves on two or more committees of the Board is entitled to receive an additional 50,000 non-qualified options on the same date.

    In addition to the foregoing, please see "Certain Relationships and Related Transactions" for a description of certain transactions involving certain directors and their affiliates and the Company and its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Until March 1994, the Company did not have a standing Compensation Committee or Stock Option Committee. Instead, the functions of the Stock Option Committee were handled by the Board of Directors as a whole, and the functions of the Compensation Committee were handled by the Board of Directors as a whole and by its existing committees, including, until the consummation of the Restructuring, the Executive Committee, and subsequent to the consummation of the
Restructuring, the Supervisory Committee, which during intervals between the meetings of the Board of Directors exercised all powers of the Board of Directors (except the powers specifically reserved by Delaware law to the full Board of Directors) in the management and direction of the business and conduct of the affairs of the Company in all cases in which specific directions have not been given by the Board of Directors. Messrs. Kassar and Spinks, executive officers, Directors and members of the Executive Committee of the Board of Directors participated, during the fiscal year ended December 31, 1993 in deliberations concerning the compensation of executive officers of the Company; but Messrs. Kassar and Spinks abstained from deliberations relating to their own respective compensation. Messrs. Kassar and Spinks are each also directors and executive officers of certain subsidiaries of the Company, but do not receive separate compensation for such service.

EMPLOYMENT AGREEMENTS

    MARIO F. KASSAR is one of the founders and Chairman of the Board of Directors and Chief Executive Officer of Carolco and has responsibility for substantially all of the production and leasing operations of Carolco. Mr. Kassar currently serves under an employment agreement dated as of May 3, 1993 for the period that commenced on the consummation date of the Restructuring (the "Agreement Effective Date") and ending December 31, 1997 (the "Term"). Upon the Agreement Effective Date, Mr. Kassar's Previous Employment Agreement was deemed terminated; provided, however, that Mr. Kassar will be entitled to receive any Production-related Incentive Compensation (as defined in the Previous Kassar Agreement) and Turnaround Incentive Compensation (as defined in the Previous Employment Agreement) to which Mr. Kassar became entitled prior to the Agreement Effective Date.

    Pursuant to the Kassar Agreement, Mr. Kassar serves as Chairman of the Board of Directors, a member of the Supervisory (or comparable) Committee, as Chief Executive Officer of the Company (unless a successor is selected in the manner set forth below) and is the executive producer or producer of all films produced by the Company during the Term. In addition, Mr. Kassar has the right to approve the selection of any Chief Executive Officer of the Company (which approval is in Mr. Kassar's sole discretion), as well as the Chief Operating Officer and Chief Financial Officer of the Company (which approval will not be unreasonably withheld). The Chief Operating Officer, if any, and Chief Financial Officer of the Company will report to Mr. Kassar until a successor Chief Executive Officer, if any, is hired or appointed by the Company. If and when a successor Chief Executive Officer is hired or appointed, the Chief Operating Officer and Chief Financial Officer will report to the Chief Executive Officer, and the Chief Executive Officer will report to Mr. Kassar. Pursuant to the Kassar Agreement, in the event the Company is a party to any merger or consolidation involving an affiliate (including LIVE, whether or not it is then an affiliate), Mr. Kassar will be Chairman of the Board of the surviving entity or, in the event of a consolidation transaction with an affiliate (including LIVE, whether or not it is then an affiliate), the ultimate parent of the Company. Pursuant to the Kassar Agreement, Mr. Kassar has the sole and exclusive right and authority to cause the Company to develop, produce and distribute any motion picture produced by the Company or its affiliates once certain budgetary and approval thresholds have been met.

    As compensation for his services, Mr. Kassar received an annual fixed compensation of $2,000,000 in 1993, which amount will increase by $250,000 in each year of the Term thereafter. Mr. Kassar is also entitled to receive producer's fees with respect to "Covered Pictures" equal to one percent of "Gross Rentals" computed and paid retroactively to the first dollar of Gross Rentals until Actual Break-Even (as described below) (the "One Percent Fee"), plus three percent of Gross Rentals commencing at Actual Break-Even (the "Three Percent Fee") plus 10% of "Ancillary Gross Revenues" after Actual Break-Even is achieved, retroactive to the first dollar of Ancillary Gross Revenues (the "Ancillary Gross Participation"). The One Percent Fee and the Three Percent Fee are payable solely out of the Company's receipts (other than Ancillary Gross Revenues) from the exploitation of Covered Pictures in excess of Actual Break-Even, and the Ancillary Gross Participation is payable solely out of the Company's receipts from Ancillary Gross Revenues in excess of Actual Break-Even. Mr. Kassar is also entitled to receive $1,000,000 for each "Covered Picture" as a non-refundable minimum advance against the producer's fees. "Covered Pictures" are motion pictures as to which principal photography has commenced or will commence through the Term. "Gross Rentals" are all amounts (other than Ancillary Gross Revenues) received by or credited to the account of the Company or an affiliate, or if the Company does not directly distribute a Covered Picture, then all amounts received by or credited to the account of the Company's licensees or distributors (with certain exceptions) from all sources other than amounts received by exhibitors or other entities engaged in retail sales to the general public with respect to the rights granted or licensed to such entity.
"Ancillary Gross Revenues" are all amounts received by the Company or any affiliate from or in connection with the exploitation of merchandising, publishing, soundtrack record and/or music publishing rights in connection with a Covered Picture. "Actual Break-Even" for each Covered Picture is the sum of
(i) the Company's and its affiliates' actual production costs, (ii) certain related interest, financing fees and costs, (iii) a fixed overhead charge, (iv) certain distribution costs and participations, (v) Mr. Kassar's non-refundable minimum advance, and (vi) in the event of certain cost overruns, up to $250,000 per picture. The producer's fees payable to Mr. Kassar are subject to certain adjustments in the event that the final costs of a Covered Picture exceed the budget for such Covered Picture by more than the "Contingency" (the greater of ten percent of approved budget or the contingency required by the completion bond company, if any). The producer's fees are payable at Mr. Kassar's election in either cash or shares of the Company's Common Stock valued at the Market Price (as defined in the Kassar Agreement) on the date of such election. Until such time as the repayment in full of the amended and restated non-recourse secured promissory notes made by New CIBV in favor of each of the Strategic Investors on April 30, 1993 (the "Amended Notes") has occurred, Mr. Kassar is required to receive the Three Percent Fee in cash and has directed the Company to make payments of one-half of the Three Percent Fee on (a basis that is after-tax from Mr. Kassar's point-of-view) directly to the Strategic Investors on a pro rata basis to satisfy any amounts due to each of them on the Amended Notes in accordance with the terms of such Amended Notes. Additional information with respect to the Amended Notes is set forth herein under "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

    The Kassar Agreement also provides that if, commencing January 1, 1994, during any year of the Term, the Company, because of its financial condition, is not expected to commence principal photography on at least two pictures in that year of the Term and the Company elects not to proceed to production on any project in development submitted by Mr. Kassar, then Mr. Kassar is entitled to set up the production elsewhere and receive a fee equal to fifty percent of the aggregate executive producing and other fees paid to the Company for Mr. Kassar's services after the Company has recouped its development and other related expenses with respect to such project ("Turnaround Compensation"). Turnaround Compensation is limited to two projects in each calendar year during the Term. Turnaround Compensation is payable at Mr. Kassar's election in either cash or shares of the Company's Common Stock valued at the Market Price on the date of such election. Until such time as the repayment of the Amended Notes has occurred in full, Mr. Kassar is required to receive the Turnaround Compensation in cash and has directed the Company to make payments of seventy-five percent of the Turnaround Compensation (on a basis that is after-tax from Mr. Kassar's point-of-view) directly to the Strategic Investors on a pro rata basis to satisfy any amounts due to each of them on the Amended Notes in accordance with the terms of such Amended Notes. The Kassar Agreement also provides that Mr. Kassar is entitled to such additional incentive compensation as may be approved by the Company's Board of Directors.

    The Kassar Agreement also provides that Mr. Kassar received $7,500 per month for non-accountable business expenses and reimbursement of all reasonable and customary business travel and entertainment expenses and certain other fringe benefits. Mr. Kassar is also entitled to reimbursement of legal and accounting fees and expenses incurred in connection with the Kassar Agreement and the Restructuring, not to exceed $500,000. The Company is also to provide Mr. Kassar with a split rate life insurance policy for his benefit in the amount of not less than $25,000,000. Pursuant to and simultaneous with the execution and delivery of the Kassar Agreement, the Company and Mr. Kassar executed and delivered a stock option agreement pursuant to which the Company granted to Mr. Kassar stock options under the 1989 Plan, as amended pursuant to the terms of the Restructuring, to purchase 15,000,000 shares of the Company's Common Stock at the fair market value as of the Agreement Effective Date, such options to vest pro rata on a monthly basis during the Term. Pursuant to the Kassar Agreement, the Company also agreed to use its best efforts to register under the Securities Act, upon Mr. Kassar's demand, the unregistered shares of Company Common Stock presently held by or to be issued to Mr. Kassar or his affiliates. Mr. Kassar has informed the Company that he has no current intention to demand such registration rights.

    If the Kassar Agreement is terminated by Mr. Kassar for "Good Reason" (which includes, among other things, a change in control defined as (i) the acquisition by any person, excluding each of the Strategic Investors, MGM and their respective affiliates, of 40% or more of the full voting power of the Company as defined in the Kassar Agreement or (ii) the acquisition by any Strategic Investor, MGM or any of their respective affiliates of an additional 20% of the full voting power of the Company in excess of the amount of the full voting power of such Strategic Investor, MGM or any of their respective affiliates as of the Agreement Effective Date giving effect to the transactions contemplated by the Restructuring, excluding from what is deemed to be acquired (a) any securities issued pursuant to the Standby Agreement, (b) any securities obtained by Canal+ under the put/call arrangement between MGM and Canal+ regarding the 5% Notes entered into by MGM in connection with the Restructuring and (c) the realization of Common Stock pledged by New CIBV to each of the Strategic Investors pursuant to the Amended Pledge Agreements, and excluding from what is deemed to be a change in control, the exercise of certain tag along rights that are part of the New Stockholders Agreement) or by the Company other than for "Cause," "Retirement," "Death," or "Disability", Mr. Kassar shall receive a payment equal to 299% of the aggregate of all fixed annual compensation discounted to its then present value at a discount rate of five percent per annum with respect to each future payment plus any producer's fees, Turnaround Compensation and additional incentive compensation to which Mr. Kassar has become entitled, and all stock options granted under the Kassar Agreement will become immediately exercisable. In addition, if the Kassar Agreement is terminated by Mr. Kassar for "Good Reason," or by the Company other than for "Cause," "Retirement," "Death" or "Disability," the Company will retain Mr. Kassar as a consultant for a period of three years commencing on the date of such termination at an annual compensation rate equal to fifty percent of Mr. Kassar's annual fixed compensation under the Kassar Agreement. Mr. Kassar will be entitled, under certain limited circumstances, to continue to develop certain projects in development by the Company at the time of such termination.

    LYNWOOD SPINKS and the Company have entered into an agreement for the services of Mr. Spinks as Executive Vice President/President of Production of the Company from March 1992 through December 31, 1997. The agreement replaced a previous employment agreement with Mr. Spinks which commenced in March 1990 and was to expire in March 1994. Under the agreement, Mr. Spinks receives an annual base salary of $360,000 for the first year of the term, $400,000 for the second year of the term, and increases in the annual base salary of 7% for each successive full year (or partial year for March through December 1997) of the term. In contemplation of the new agreement, Mr. Spinks received bonuses aggregating $200,000 in 1992. In addition, he received a loan of $300,000 upon consummation of the Restructuring which loan will bear interest at the Company's borrowing rate. The loan plus accrued interest is to be forgiven 25% on March 1 of each year commencing March 1, 1994. Mr. Spinks will be entitled to a bonus of $50,000 for each motion picture produced by the Company during the term of the agreement subsequent to the consummation of the Restructuring. In addition, Mr. Spinks will be granted 1,250,000 options for Company Common Stock which options will be exercisable at the fair market value on the date of grant. One-third of such options will become exercisable on each of June 1, 1994, June 1, 1995, and June 1, 1996. Mr. Spinks is also entitled to split rate term life insurance in the amount of $1,350,000. The Company will pay the premiums for such life insurance and will have the right to recoup such premiums plus 6% interest per annum out of any benefits paid under the policy. Mr. Spinks has certain minimum compensation, incentive compensation and benefits protection under the agreement.

    If Mr. Spinks' employment is terminated by the Company for other than a "Material Breach," "Death," "Retirement" or "Disability" (physical or mental incapacity for over 120 consecutive days, or for shorter periods aggregating 20 weeks within one year), or by Mr. Spinks for (i) the failure by the Company to substantially perform a material condition or covenant of the agreement, or (ii) a "Change in Control" of the Company, Mr. Spinks is entitled to receive (i) a lump sum payment equal to 200% of the aggregate of all annual base salary due for the remainder of the term, each payment to be discounted to its then present value at a discount rate of LIBOR plus 2% per annum, (ii) any per picture bonus or other incentive compensation then due but not yet paid and (iii) certain insurance until December 31, 1997. For purposes of the agreement, "Change in Control" is defined as the acquisition of 40% or more of the "Full Voting Power" of the Company by any person other than Canal+, MGM, Pioneer or RCS. With respect to Canal+, MGM, Pioneer and RCS, a Change in Control will be deemed to have occurred if any of them acquires an additional 20% of the Full Voting Power of the Company in excess of the amount of such person's Full Voting Power upon the closing of the Restructuring excluding certain specified acquisitions of securities. Mr. Spinks also has the right to terminate his agreement in the event Mr. Kassar's employment with the Company terminates other than by reason of death, disability or retirement. In the event Mr. Spinks terminates his employment for such reason, he will be required to render services for a period to be agreed to with the Company, but in no event less than 90 days nor more than 180 days. Upon the expiration of this period, Mr. Spinks will not be entitled to any additional compensation under the agreement.

    WILLIAM A. SHPALL and the Company have entered into an employment agreement for the services of Mr. Shpall from May 6, 1992 to May 5, 1995. Pursuant to the agreement, Mr. Shpall will serve as an Executive Vice President of the Company, and will at all times be subject to the control of the Board of Directors of the Company and only report to, and be subject to the direction of, the Chief Operating Officer of the Company (or the Chief Executive Officer of the Company until such time as the position of Chief Operating Officer is filled) thereby. Pursuant to the terms of his employment agreement, Mr. Shpall became the Chief Financial Officer of the Company on June 4, 1992. Mr. Shpall is entitled to receive an annual base salary of $300,000 for the first year of the agreement, $350,000 for the second year, and $400,000 for the third year, plus such incentive compensation as may be determined from time to time by the Company's Board of Directors. In addition, upon execution of the agreement, Mr. Shpall received a $100,000 signing bonus and immediately exercisable options to purchase 25,000 shares of the Company's Common Stock at an option price of $2.875 per share. During the term of the agreement, Mr. Shpall is provided with health and disability insurance. If Mr. Shpall's employment is terminated by the Company for other than a "Material Breach," "Death" or "Disability" (physical or mental incapacity for over 120 consecutive days, or for shorter periods aggregating 20 weeks) or by Mr. Shpall for "Material Breach" (which includes (i) Mario F. Kassar ceasing to be employed as the Chairman of the Board of Directors and/or the Chief Executive Officer of the Company and (ii) any change in Mr. Shpall's duties or reporting obligations under the agreement), Mr. Shpall is entitled to receive the total salary remaining under the agreement at such time discounted to its then present value at a discount rate of six month LIBOR plus 2% per annum.

    ROBERT W. GOLDSMITH and the Company have entered into an employment agreement for the services of Mr. Goldsmith from April 1, 1991, through March 31, 1995. Under the agreement Mr. Goldsmith receives an annual base salary of $185,000 for the first year, $205,000 for the second year, $225,000 for the third year and $245,000 for the fourth year. In addition, under the terms of the agreement, Mr. Goldsmith received 25,000 stock options for Company Common Stock at an option price of $7.75 per share, vesting ratably over the term of the agreement, and 100,000 shares (or no cost options to acquire 100,000 shares) of the common stock of CSI vesting ratably over the term of the contract. Pursuant to the terms of the employment agreement, in May 1992, the Company repurchased such CSI stock from Mr. Goldsmith for $30,000. If Mr. Goldsmith's employment is terminated by the Company for other than a "Material Breach," "Death" or "Disability" (physical or mental incapacity for over 120 consecutive days, or shorter periods aggregating 20 weeks), or by Mr. Goldsmith for "Material Breach" (which includes (i) any material change in Mr. Goldsmith's duties under the agreement and (ii) any change in location of principal services), Mr. Goldsmith is entitled to receive the total salary remaining under the agreement at such time discounted to its then present value at a discount rate of nine percent per annum. In November 1992, Mr. Goldsmith received a signing bonus of $87,000 from the Company upon execution of an amendment to his employment agreement which extended the term to its current expiration date.

    KAREN A. TAYLOR and the Company have entered into an employment agreement for the services of Ms. Taylor as Senior Vice President of Finance from March 20, 1991, through March 19, 1995 as amended on November 1, 1993. Under the agreement, as amended, Ms. Taylor receives an annual fixed compensation of $145,000 for the first year, $160,000 for the second year, $160,000 for the period from March 20, 1993 through October 31, 1993, $200,000 for the period from November 1, 1993 through March 19, 1994 and $225,000 for the fourth year. Pursuant to the agreement, on May 1, 1991, the Company granted to Ms. Taylor options to purchase 12,000 shares of Company Common Stock at an exercise price of $8.25 per share vesting as follows: 3,000 on May 1, 1991, 3,000 on August 20, 1991, 3,000 on March 20, 1992 and 3,000 on August 20, 1992. In May 1992, Ms.
Taylor received a bonus of $50,000 from the Company upon execution of an amendment to this employment agreement which extended the term to its current expiration date. If Ms. Taylor's employment is terminated by the Company for other than a "Material Breach," "Death" or "Disability" (physical or mental incapacity for over 120 consecutive days, or shorter periods aggregating 20 weeks), or by Ms. Taylor for "Material Breach" (which includes (i) any material change in Ms. Taylor's duties under the agreement and (ii) any change in location of principal services), Ms. Taylor is entitled to receive the total salary remaining under the agreement at such time discounted to its then present value at a discount rate of nine percent per annum, and all stock options granted under the agreement will immediately vest and become exercisable. In the event the Company fails to renew the employment agreement upon expiration, the Company will pay to Ms. Taylor $80,000 during the six month period immediately following the expiration of the employment agreement reduced by any amounts earned by Ms. Taylor during such six month period for other engagements or employment.

    The employment agreements of Ms. Taylor and Messrs. Kassar, Spinks, Shpall and Goldsmith each provide that such employee will keep secret all material confidential matters of the Company that are not otherwise in the public domain and will not intentionally disclose them to anyone outside of the Company, either during or after the term of employment, except with the Company's written consent. Most other employment agreements which the Company has entered into with various employees contain similar provisions. None of the Named Executives has entered into non-competition agreements with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

INTRODUCTION

    The following table sets forth as of March 31, 1994, certain information concerning the ownership of shares of the Company's voting securities: its Common Stock and its New Preferred which vote on all matters which may come before the holders of Common Stock voting together on such matters with the Common Stock. Information is provided concerning the ownership of the Company's voting securities by (i) the holders of more than 5% of any class of the Company's voting securities known to the Company, (ii) each director of the Company, (iii) all officers and directors of the Company as a group, and (iv) each of the Named Executives listed in the summary compensation table under "Item 11 -- Executive Compensation -- Compensation Tables" above, Mario F. Kassar, Lynwood Spinks, William A. Shpall, Robert W. Goldsmith and Karen A. Taylor.

    The first two columns of the table provide information regarding the voting power of the foregoing persons, entities and groups. Columns 3 through 7 of the table show their beneficial ownership of voting securities issued and outstanding as of March 31, 1994. Beneficial ownership has been determined in accordance with Rule 13d-3(a) under the Exchange Act which provides that a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power which includes the power to vote, or to direct the voting of, such security, and/or (ii) investment power which includes the power to dispose of, or to direct the disposition of, such security. Where known by the Company, the footnotes to the table indicate when shares have been included in the table based upon beneficial ownership resulting other than from actual ownership of the shares.

    Column 5 of the table ("Number of Shares of Issued and Outstanding Common Stock") includes only shares of Common Stock actually issued and outstanding as of March 31, 1994. Column 7 ("Shares of Common Stock in Which Person Has Right to Acquire Beneficial Ownership of Within 60 Days") provides information with respect to shares of Common Stock that are not held by a person as of March 31, 1994, but which a person has the right to acquire beneficial ownership of within 60 days of that date (such as upon the exercise of options or warrants, the conversion of convertible securities or through other similar securities or arrangements). Shares of Common Stock issuable upon exercise of options or warrants, upon conversion of convertible securities, or through other similar securities or arrangements are included in Column 7 if such options, warrants, convertible securities or other similar securities or arrangements are exercisable (or convertible) within 60 days of March 31, 1994, regardless of whether the exercise, conversion or other acquisition price is above or below the current market price for the Company's Common Stock. On March 31, 1994, the closing price of the Company's Common Stock on the NYSE was $0.438.

    The final two columns of the table show each of the person's, entity's and group's beneficial ownership of the Company's Common Stock calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act, and includes shares of Common Stock issued and outstanding as of March 31, 1994, as well as shares for which beneficial ownership may be acquired within 60 days of that date. In accordance with Rule 13d-3(d)(1) under the Exchange Act, any securities not outstanding but which are the subject of options, warrants, rights, or conversion privileges (or other arrangements which could result in the issuance of additional shares of Common Stock by the Company) exercisable within 60 days of March 31, 1994, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. As a result of the manner in which the percentage of beneficial ownership is calculated, the aggregate percentages of beneficial ownership held by the persons, entities and groups in the table may exceed 100%.

    Certain members of the Board of Directors named in the table are affiliated with one of the beneficial owners of more than 5% of the Company's voting securities (a "5% Owner"). In certain circumstances, a 5% Owner may be deemed to beneficially own the Company's voting securities held by such directors, and vice versa. For purposes of the table below, (i) the beneficial ownership of a 5% Owner includes such director's ownership where indicated by footnote even though the 5% Owner may disclaim beneficial ownership of such shares, and (ii) the beneficial ownership of the director does not include such 5% Owner's beneficial ownership solely by reason of such director's affiliation for service by such 5% Owner.

                                                                                                       NUMBER OF
                                                                                                       SHARES OF
                                                                   PERCENT OF   NUMBER OF              ISSUED AND
    BENEFICIAL OWNERS OF MORE          VOTES                         VOTES      SHARES OF   PERCENT   OUTSTANDING   PERCENT
   THAN 5% OF ANY OF CAROLCO'S       ENTITLED                       THAT MAY       NEW        OF         COMMON       OF
        VOTING SECURITIES             TO CAST                      BE CAST(2)   PREFERRED    CLASS       STOCK       CLASS
- ----------------------------------  -----------                    ----------   ---------   -------   ------------  -------
New CIBV(3).......................    7,929,328                        2.9%                             7,929,328      5.8%
Le Studio Canal+..................   46,933,364(5)                    17.1%       12,500      15.2%    26,100,031     19.0%
Pioneer...........................  113,087,240(8)                    41.1%       40,000      48.5%    46,420,574     33.7%
RCS Editori S.p.A.................   15,960,316(11)                    5.8%                            15,960,316     11.5%
MGM Holdings......................   50,000,000                       18.2%       30,000      36.3%             0      *
New CIBV, Le Studio Canal+,
 Pioneer, RCS Editori S.p.A. and
 MGM Holdings as a group(15)......  233,910,248(4)(5)(8)(11)(14)      85.1%       82,500       100%    96,410,249     70.0%
MANAGEMENT
Mario F. Kassar(3)(16)............    7,929,328                        2.9%                             7,929,328      5.8%
Lynwood Spinks(17)................            0                        *                                        0      *
William A. Shpall(18).............            0                        *                                        0      *
Hector P. Dowd(19)................            0                        *                                        0      *
Guy-Etienne Dufour(20)............            0                        *                                        0      *
Michael E. Garstin(21)............        5,000                        *                                    5,000      *
Paolo Glisenti(22)................            0                        *                                        0      *
Olivier Granier(23)...............            0                        *                                        0      *
Michael S. Hope(24)...............            0                        *                                        0      *
Kaneo Ito(25).....................            0                        *                                        0      *
Rene-Claude Jouannet(26)..........            0                        *                                        0      *
Tetsuro Kudo(27)..................            0                        *                                        0      *
Pierre Lescure(28)................            0                        *                                        0      *
Gordon C. Luce(29)................            0                        *                                        0      *
Michael Meltzer(30)...............            0                        *                                        0      *
Ryuichi Noda(31)..................            0                        *                                        0      *
Joseph A. Scudero(32).............            0                        *                                        0      *
Adam Singer(33)...................            0                        *                                        0      *
Masaaki Sono(34)..................            0                        *                                        0      *
Robert W. Goldsmith(35)...........            0                        *                                        0      *
Karen A. Taylor(36)...............            0                        *                                        0      *
All officers and directors as a
 group+(37).......................    7,934,328                        2.9%                             7,934,328      5.8%

                                     SHARES OF
                                      COMMON
                                     STOCK IN
                                       WHICH
                                    PERSON HAS
                                     RIGHT TO             AMOUNT OF BENEFICIAL OWNERSHIP
                                      ACQUIRE                     OF COMMON STOCK
                                    BENEFICIAL                AS OF MARCH 31, 1994(1)
    BENEFICIAL OWNERS OF MORE        OWNERSHIP   -------------------------------------------------
   THAN 5% OF ANY OF CAROLCO'S       WITHIN 60    NUMBER OF
        VOTING SECURITIES              DAYS        SHARES                                  PERCENT
- ----------------------------------  -----------  -----------                               -------
New CIBV(3).......................           0     7,929,328(4)                               5.8%
Le Studio Canal+..................  24,151,443    50,251,474(6)(7)                           31.7%
Pioneer...........................  70,037,276   116,457,850(9)(10)                          56.9%
RCS Editori S.p.A.................   3,218,110    19,178,426(12)(13)                         13.9%
MGM Holdings......................  50,000,000    50,000,000(14)                             26.6%
New CIBV, Le Studio Canal+,
 Pioneer, RCS Editori S.p.A. and
 MGM Holdings as a group(15)......  139,477,502  235,887,751(4)(6)(7)(9)(10)(12)(13)(14)     85.6%
MANAGEMENT
Mario F. Kassar(3)(16)............   2,956,319    10,885,647                                  7.7%
Lynwood Spinks(17)................      87,500        87,500                                  *
William A. Shpall(18).............      12,500        12,500                                  *
Hector P. Dowd(19)................           0             0                                  *
Guy-Etienne Dufour(20)............           0             0                                  *
Michael E. Garstin(21)............     117,500       122,500                                  *
Paolo Glisenti(22)................      75,000        75,000                                  *
Olivier Granier(23)...............      75,000        75,000                                  *
Michael S. Hope(24)...............           0             0                                  *
Kaneo Ito(25).....................      50,000        50,000                                  *
Rene-Claude Jouannet(26)..........           0             0                                  *
Tetsuro Kudo(27)..................      50,000        50,000                                  *
Pierre Lescure(28)................      50,000        50,000                                  *
Gordon C. Luce(29)................           0             0                                  *
Michael Meltzer(30)...............      50,000        50,000                                  *
Ryuichi Noda(31)..................      77,500        77,500                                  *
Joseph A. Scudero(32).............           0             0                                  *
Adam Singer(33)...................      50,000        50,000                                  *
Masaaki Sono(34)..................      50,000        50,000                                  *
Robert W. Goldsmith(35)...........      15,000        15,000                                  *
Karen A. Taylor(36)...............       9,500         9,500                                  *
All officers and directors as a
 group+(37).......................   3,725,819    11,660,147                                  8.3%

- ------------------------
* Less than 1%.
+ 21 persons comprised of all of those named above.

    All of the persons listed in the chart above have sole voting power and sole investment power over the capital stock they beneficially own unless otherwise indicated in the footnotes below.

 (1) The number of shares and percentages are based upon an anticipated 137,687,728 shares of Common Stock outstanding, excluding 2,327,381 shares of treasury stock outstanding as of March 31, 1994. The shares of Common Stock underlying immediately exercisable options, warrants or rights, immediately convertible securities, or options, rights or convertible securities that become exercisable or convertible within 60 days of March 31, 1994 are deemed to be outstanding for the purpose of calculating the number and percentage owned by the holders of such options, warrants, rights or convertible securities.

 (2) Based upon 275,187,727 possible votes (comprised of (i) the 137,687,728 votes which may be cast by all holders of outstanding Common Stock, and
     (ii) the 137,499,999 votes which may be cast by the holders of the New Preferred (20,833,333 votes by Le Studio Canal+, 66,666,666 votes by Pioneer and 50,000,000 votes by MGM Holdings)). The holders of the New Preferred have the same voting rights (and thus are entitled to the same number of votes) as such holders would be entitled to if such holders converted such preferred stock into Common Stock.

 (3) All of the capital stock of New CIBV is owned by Clorenda Corporation A.V.V., an Aruba corporation, which is in turn owned 50.1% by The Kassar Family Trust, which benefits certain members of Mr. Kassar's family, and 49.9% by Canora A.V.V., an Aruba corporation, owned 100% by Mr. Kassar. The address of New CIBV is Parklaan 46, 3016 BC Rotterdam, The Netherlands. The address of Clorenda Corporation A.V.V. is P.O Box 767, Polarisweg 36A, Willemstad, Curacao, Netherlands Antilles. The address of The Kassar Family Trust is BT Trustees (Jersey) Ltd., P.O. Box 634, Charles Place, Charles Street, St. Helier, Jersey, JB4 8YE Channel Islands.

 (4) Includes 7,929,327 shares of Common Stock held by New CIBV which are pledged to Le Studio Canal+, Pioneer and RCS (2,643,109 shares each) as security for loans outstanding. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below.

 (5) Includes 26,100,031 shares of Common Stock indirectly owned by Le Studio Canal+ through its wholly-owned subsidiary Cinepole, and 20,833,333 shares of Common Stock issuable upon conversion of the 12,500 shares of New Preferred held by Le Studio Canal+ through Cinepole.

 (6) Le Studio Canal+ owns 100% of the outstanding stock of Cinepole. Includes 20,833,333 shares of Common Stock issuable upon conversion of the 12,500 shares of New Preferred held by Le Studio Canal+ through Cinepole. The New Preferred is entitled to vote together with the Common Stock on all matters coming before the Common Stock as if its holder had converted the New Preferred into Common Stock. On that basis, Le Studio Canal+ is entitled to cast 20,833,333 votes on matters coming before the holders of Common Stock pursuant to its ownership of the New Preferred. In addition, the New Preferred is entitled to vote separately as a class in certain limited circumstances. Does not include an additional 246,667 shares of Common Stock issuable upon conversion of an additional 148 shares of New Preferred, representing the in-kind quarterly dividends on the 12,500 shares of New Preferred held by Le Studio Canal+ through Cinepole which accrued, but were not paid, on January 1, 1994. Cinepole has informed the Company that it has shared voting power and shared investment power over all of its currently held securities with Le Studio Canal+ and Le Studio Canal+'s corporate parent, Canal+ S.A. The address of Cinepole is Surinameweg 2, NL - 2035 VA Haarlem, The Netherlands. The address of Le Studio Canal+ is 17, rue Dumont d'Urville, 75116 Paris, France. The address of Canal+ S.A. is 85-89, Quai Andre-Citroen, 75015 Paris, France.

 (7) Includes 2,643,109 shares of Common Stock, pursuant to Rule 13-3(d)(3)(i) of the Exchange Act, over which Le Studio Canal+ has a first priority security interest and over which Le Studio Canal+ does not exercise voting or dispositive power. Also includes 500,001 shares of Common Stock issuable upon exercise of a call right over which Le Studio Canal+ does not exercise voting or dispositive power. Does not include 499,999 shares of Common Stock issuable upon exercise of such call right, since the call right is not presently exercisable or exercisable within 60 days of March 31, 1994 with respect to such shares. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below. Includes 175,000 options to purchase the Company's Common Stock held by Le Studio Canal+ affiliated or nominated directors.

(8) Includes 46,420,574 shares of Common Stock directly owned by Pioneer, and 66,666,666 shares of Common Stock issuable upon conversion of the 40,000 shares of New Preferred held by Pioneer.

(9) Includes 66,666,666 shares of Common Stock issuable upon conversion of the 40,000 shares of New Preferred held by Pioneer. The New Preferred is entitled to vote together with the Common Stock on all matters coming before the Common Stock as if its holder had converted the New Preferred into Common Stock. On that basis, Pioneer is entitled to cast 66,666,666 votes on matters coming before the holders of Common Stock pursuant to its ownership of the New Preferred. In addition, the New Preferred is entitled to vote separately as a class in certain limited circumstances. Does not include an additional 786,667 shares of Common Stock issuable upon conversion of an additional 472 shares of New Preferred, representing the in-kind quarterly dividends on the 40,000 shares of New Preferred held by Pioneer which accrued, but were not paid, on January 1, 1994. Pioneer Electronic Corporation owns all of the outstanding shares of capital stock of Pioneer North America, Inc., which in turn owns all of the outstanding shares of Common Stock of Pioneer. In their most recent Schedules 13D filed with the Commission, Pioneer Electronic Corporation and Pioneer North America, Inc. also claimed beneficial ownership over all of the securities of Carolco held by Pioneer. The address of Pioneer and Pioneer North America, Inc. is 2265 East 220th Street, Long Beach, California 90816. The address of Pioneer Electronic Corporation is 1-4-1 Meguro Meguro-Ku, Tokyo 153, Japan.

(10) Includes 2,643,109 shares of Common Stock, pursuant to Rule 13d-3(d)(3)(i) of the Exchange Act, over which Pioneer has a first priority security interest and over which Pioneer does not exercise voting or dispositive power. Also includes 500,001 shares of Common Stock issuable upon exercise of a call right over which Pioneer does not exercise voting or dispositive power. Does not include 499,999 shares of Common Stock which are issuable upon exercise of such call right, since the call right is not presently exercisable or exercisable within 60 days of March 31, 1994 with respect to such shares. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below. Includes 227,500 options to purchase the Company's Common Stock held by Pioneer affiliated or nominated directors.

(11) Includes 15,960,316 shares of Common Stock directly owned by RCS.

(12) RCS Editori S.p.A. directly owns 60% of the outstanding stock of RCS and indirectly owns 40% of the outstanding stock of RCS. Prior to December 1992, RCS owned 100% of the outstanding stock of RCS NV. In December 1992, RCS transferred to RCS Communications all of the outstanding stock of RCS NV. RCS Communications is 100% owned by RCS Editori S.p.A. RCS Editori S.p.A. may therefore be deemed to own beneficially all of the securities owned by RCS, RCS NV and RCS Communications. RCS Editori S.p.A. has informed the Company that it has shared voting power and shared investment power over all of its beneficially owned securities with RCS, RCS NV and RCS Communications. The address of RCS Editori S.p.A. is Via A. Rizzoli 2, 20132 Milan, Italy. The address of RCS and RCS Communications is Museumplein 11, 1071 DJ Amsterdam, The Netherlands. The address of RCS NV is Emmalaan 6, P.O. Box 837, Curacao, Netherlands Antilles.

(13) Includes 2,643,109 shares of Common Stock, pursuant to Rule 13d-3(d)(3)(i) of the Exchange Act, over which RCS has a first priority security interest and over which RCS and RCS Editori S.p.A. do not exercise voting or dispositive power. Also includes 500,001 shares of Common Stock issuable upon exercise of a call right over which RCS and RCS Editori S.p.A. do not exercise voting or dispositive power. Does not include 499,999 shares of Common Stock which are issuable upon exercise of such call right, since the call right is not presently exercisable or exercisable within 60 days of March 31, 1994 with respect to such shares. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below. Includes 75,000 options to purchase the Company's Common Stock held by RCS affiliated or nominated directors.

(14) MGM Holdings is 100% owned by Credit Lyonnais International Services S.A., which is 100% owned by Credit Lyonnais S.A. Includes 50,000,000 shares of Common Stock issuable upon conversion of the

     30,000 shares of New Preferred held by MGM Holdings. The New Preferred is entitled to vote together with the Common Stock on all matters coming before the Common Stock as if its holder had converted the New Preferred into Common Stock. On that basis, MGM Holdings is entitled to cast 50,000,000 votes on matters coming before the holders of Common Stock pursuant to its ownership of the New Preferred. In addition, the New Preferred is entitled to vote separately as a class in certain limited circumstances. Does not include an additional 590,000 shares of Common Stock issuable upon conversion of an additional 354 shares of New
     Preferred, representing the in-kind quarterly dividends on the 30,000 shares of New Preferred held by MGM Holdings which accrued, but were not paid, on January 1, 1994. Also does not include 50,590,278 shares of Common Stock issuable upon conversion of the $30,354,167 in aggregate principal amount of 5% Notes which are convertible under certain circumstances, but are not presently convertible within 60 days of March 31, 1994. In their Schedules 13D, MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. claimed shared voting power and shared investment power over 100,000,000 shares of Carolco Common Stock. The address of MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. is 19 Boulevard des Italiennes, 75002 Paris, France.

(15) The information regarding such a group is given for illustrative purposes only, and is not to be considered an admission by the Company or any of such corporations as to the existence of such a group. Not all of the corporations listed have affirmed the existence of such a group. On August 27, 1993, Le Studio Canal+ and Canal+ S.A. filed an Amendment No. 9 to
     Schedule 13D with the Commission stating that RCS, Pioneer, MGM, New CIBV and Le Studio Canal+ had formed a group. However, on October 20, 1993 RCS, RCS NV and RCS Editori S.p.A. filed an Amendment No. 2 to Schedule 13D with the Commission stating that they, Pioneer, MGM, New CIBV and Canal+ may be deemed to be a group within the meaning of Regulation 13D-G under the Exchange Act, but not affirming the existence or formation of such a group. In addition, in their Amendment No. 4 to Schedule 13D filed with the Commission in October 1993, Pioneer and its affiliates each disclaimed membership in a group. In addition New CIBV filed an Amendment No. 13 to
     Schedule 13D with the Commission on February 20, 1994 disclaiming membership in a group. In their Amendment No. 1 to Schedule 13D filed with the Commission on October 20, 1993, MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. expressly affirmed membership in a group and reported that they, Le Studio Canal+, Canal+ S.A., Cinepole, Pioneer and RCS may be deemed to have formed a group for the purpose of obtaining a majority representation on Carolco's Board of Directors upon consummation of the Restructuring. Although the Strategic Investors, MGM and New CIBV have only a limited agreement amongst themselves as to certain voting agreements set forth in the stockholders agreement described under "Management of Carolco -- Arrangements Pursuant to Which Certain Directors Have Been Elected -- Stockholders' Agreement," and no written agreement as to the business operation of the Company, and although the Strategic Investors have different interests as to the Restructuring and the Company, information has been included in the table above as if a change in control of the Company has occurred.

(16) Mr. Kassar is the Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Kassar may be deemed to own beneficially the securities owned by New CIBV. Includes 2,956,319 shares of Common Stock which are issuable to Mr. Kassar upon exercise of presently exercisable options, 2,683,819 of which were granted pursuant to Mr. Kassar's prior and current employment agreements.

(17) Includes 87,500 shares of Common Stock which are issuable upon exercise of presently exercisable options, 12,500 of which were granted pursuant to Mr. Spinks' prior employment agreement.

(18) Includes 12,500 shares of Common Stock which are issuable to Mr. Shpall upon exercise of presently exercisable options.

(19) Mr. Dowd, a director of the Company, owns no shares.

(20) Mr. Dufour is the Executive Vice President and General Manager of the International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A., a Director of Metro-Goldwyn-Mayer Inc., Secretary of MGM Holdings, and a director of the Company. Although Mr. Dufour may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Dufour has disclaimed beneficial ownership of such securities. Mr. Dufour declined to accept options to acquire 50,000 shares of the Company's Common Stock which he was entitled to receive on December 1, 1993 for his service as a director of the Company.

(21) Includes 117,500 shares of Common Stock which are issuable to Mr. Garstin upon exercise of presently exercisable options.

(22) Mr. Glisenti is the Managing Director of RCS, a director of RCS NV, and a director of the Company. Although Mr. Glisenti may be deemed to own beneficially the securities owned by RCS and and its affiliates, Mr. Glisenti has disclaimed beneficial ownership of such securities. Includes 75,000 shares of Common Stock which are issuable to Mr. Glisenti upon exercise of presently exercisable options.

(23) Mr. Granier is the Executive Vice President Finance and Administration of Le Studio Canal+ and a director of the Company. Although Mr. Granier may be deemed to own beneficially the securities owned by Le Studio Canal+ and its affiliates, Mr. Granier has disclaimed beneficial ownership of such securities. Includes 75,000 shares of Common Stock which are issuable to Mr. Granier upon exercise of presently exercisable options.

(24) Mr. Hope is Executive Vice President of Metro-Goldwyn-Mayer Inc., and a director of the Company. Although Mr. Hope may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Hope has disclaimed beneficial ownership of such securities. Mr. Hope declined to accept options to acquire 75,000 shares of the Company's Common Stock which he was entitled to receive on December 1, 1993 for his service as a member of the Supervisory Committee of the Board of Directors and as a director of the Company.

(25) Mr. Ito is the Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic, and a director of the Company. Although Mr. Ito may be deemed to own beneficially the securities owned by Pioneer, Mr. Ito has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Common Stock which are are issuable to Mr. Ito upon exercise of presently exercisable options.

(26) Mr. Jouannet is the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A., President, Treasurer and a Director of MGM Holdings, and a director of the Company. Although Mr. Jouannet may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Jouannet has disclaimed beneficial ownership of such securities. Mr. Jouannet declined to accept options to acquire 50,000 shares of the Company's Common Stock which he was entitled to receive on December 1, 1993 for his service as a director of the Company.

(27) Mr. Kudo is President of Pioneer and a director of the Company. Although Mr. Kudo may be deemed to own beneficially the securities owned by Pioneer, Mr. Kudo has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Common Stock which are issuable to Mr. Kudo upon exercise of presently exercisable options.

(28) Pierre Lescure is the Chief Executive Officer and a Director of Canal+ S.A., Chairman of the Board and Chief Executive Officer of Le Studio Canal+, and a director of the Company. Although Mr. Lescure may be deemed to own beneficially the securities owned by Le Studio Canal+ and its affiliates, Mr. Lescure has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Common Stock which are issuable to Mr. Lescure upon exercise of presently exercisable options.

(29) Mr. Luce, a director of the Company, owns no shares.

(30) Mr. Meltzer is Executive Vice President, Chief Financial Officer and a director of Le Studio Canal+ (U.S.), as well as a director of the Company. Although Mr. Meltzer may be deemed to own beneficially the securities owned by Le Studio Canal+, Mr. Meltzer has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Common Stock which are issuable to Mr. Meltzer upon exercise of presently exercisable options.

(31) Mr. Noda is the President of Pioneer LDC, a director of Pioneer Electronic, and a director of the Company. Although Mr. Noda may be deemed to own beneficially the securities owned by Pioneer, Mr. Noda has disclaimed beneficial ownership of such securities. Includes 77,500 shares of Common Stock which are issuable to Mr. Noda upon exercise of presently exercisable options.

(32) Mr. Scudero, a director of the Company, owns no shares.

(33) Mr. Singer is the Vice President-International for TCI and President of United Artists Entertainment (Programming) Ltd., and a director of the Company. Includes 50,000 shares of Common Stock which are issuable to Mr. Singer upon exercise of presently exercisable options.

(34) Mr. Sono is the Managing Director of Pioneer Electronic, a director of Pioneer Electronic, and a director of the Company. Although Mr. Sono may be deemed to own beneficially the securities owned by Pioneer, Mr. Sono has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Common Stock which are issuable to Mr. Sono upon exercise of presently exercisable options.

(35) Includes 15,000 shares of Common Stock which are issuable upon exercise of presently exercisable options, 12,500 of which were granted pursuant to Mr. Goldsmith's employment agreement.

(36) Includes 9,500 shares of Common Stock which are issuable upon exercise of presently exercisable options, 6,000 of which were granted pursuant to Ms. Taylor's employment agreement.

(37) Includes  shares of  Common Stock which  are issuable (a)  upon exercise of
     exercisable  options  and  (b)  upon   exercise  of  options  that   become
     exercisable within 60 days of March 31, 1994.

CERTAIN TRANSACTIONS INVOLVING NEW CIBV AND THE STRATEGIC INVESTORS

    Valdina beneficially owns 6,807,600 shares of the Company's Common Stock, of which 6,000,000 shares (the "Valdina Shares") were transferred to Valdina from New CIBV in March 1992 as part of a settlement of certain obligations owed by New CIBV to Valdina which were originally incurred in connection with the 1989 change in control of the Company. Management of the Company believes that Andrew
G. Vajna, Co-Chairman of the Board of Directors of Carolco with Mr. Kassar from 1986 to 1989, and various trusts or other entities established for the benefit of certain descendants of the late Mong Hin Yan, formerly a resident of Hong Kong, beneficially own all of the outstanding capital stock of Valdina. At the time of the transfer of the Valdina Shares, New CIBV delivered to Valdina a negotiable promissory note in the principal amount of $7,500,000 dated March 23, 1992 (the "Valdina Note"), which was secured by (and New CIBV granted Valdina a first priority security interest in) 8,619,502 shares of the Company's Common Stock held by New CIBV pursuant to a security and pledge agreement dated as of March 23, 1992 (the "Valdina Security Agreement").

    Each of Canal+, Pioneer and RCS acquired a one-third interest in the Valdina Note and Valdina's rights under the Valdina Security Agreement pursuant to note purchase agreements with Valdina dated as of March 23, 1992 (the "Note Purchase Agreements"). The Valdina Note was presented by the Strategic Investors to New CIBV, and New CIBV issued a non-recourse secured promissory note in the principal amount of $2,500,000 dated March 23, 1992 to each of the Strategic Investors (the "Strategic Investor Notes"). Each of the Strategic Investor Notes, which are due March 31, 1995 (or earlier in the event the Strategic Investor Notes are accelerated upon certain events of default), is secured by, and New CIBV has granted to each of the Strategic Investors a separate first priority security interest in 2,873,167 shares of Common Stock owned by New CIBV pursuant to security and pledge agreements dated as of March 23, 1992. In the event that New CIBV defaults on its obligations under the Strategic Investor Notes or any other event of default occurs under the security and pledge agreements, and such event of default is not cured by New CIBV (if applicable), the Strategic Investors would be entitled to foreclose on their security interests in the shares of Common Stock owned by New CIBV, thereby divesting New CIBV of the majority of its Carolco Common Stock.

    Pursuant to the Note Purchase Agreements, Valdina is entitled to sell, at its election, to the Strategic Investors an aggregate of up to 3,000,000 of the Valdina Shares and the associated registration rights from April 1, 1993 through March 31, 1996 for a price per share equal to 75% of the average of the highest Market Price (as defined in the Note Purchase Agreements) during a specified time period. This put right generally

(subject to certain limitations) is for 1,000,000 of the Valdina Shares in each year during such period plus, in the second and third Put Years (as defined in the Note Purchase Agreements), such portion not sold in any prior year up to a limit of 500,000 additional shares. Notwithstanding this put right, the Strategic Investors have the right not to purchase shares with an aggregate Put Price (as defined in the Note Purchase Agreements) in excess of a specified dollar amount in each year. In addition, pursuant to the Note Purchase Agreements, the Strategic Investors are entitled to buy an aggregate of up to 3,000,000 of the Valdina Shares (subject to certain limitations on share amounts purchased in a year and in the aggregate and other limitations) and the associated registration rights for a purchase price of $5.50 per share during the period from April 1, 1993 through March 31, 1996. Finally, the Strategic Investors agreed to extend to Valdina the right of co-sale with respect to the Valdina Shares in connection with certain privately negotiated transactions in which the Strategic Investors together dispose of, for value, an aggregate of at least 50% of the Company's Common Share Equivalents (as defined in the Note Purchase Agreements) held by the Strategic Investors as of the date of issuance of the Series E Preferred. As of the date of this Prospectus, neither Valdina nor any of the Strategic Investors has exercised their respective put/call rights under the Note Purchase Agreements.

    Pursuant to an Inducement Agreement dated as of March 23, 1992 (the "Inducement Agreement") among New CIBV, the Strategic Investors and certain other parties listed therein, New CIBV has the right to acquire certain of the Valdina Shares when held by the Strategic Investors. Specifically, while Mr. Kassar is employed by the Company and afterwards in certain circumstances, New CIBV has the right to acquire from the Strategic Investors that number of Valdina Shares equal to the difference between 11,500,000 and the number of shares of Common Stock beneficially owned by New CIBV (excluding stock options beneficially owned by Mr. Kassar which were granted prior to March 23, 1992) at a purchase price equal to the price paid by the Strategic Investors for such shares, or, if this right is exercised by New CIBV more than 60 days after the Strategic Investors have given New CIBV notice of a put or call pursuant to the Note Purchase Agreements involving Valdina and the Strategic Investors with respect to the Valdina Shares, for the Market Price (as defined in the Inducement Agreement).

CLBN LOAN AGREEMENT -- NEW CIBV

    Pursuant to the Inducement Agreement, each of the Strategic Investors paid directly to CLBN on March 31, 1993 one-third of New CIBV's obligations under the General Credit Agreement dated January 16, 1990 by and between CLBN and New CIBV (the "CLBN Loan Agreement"). The indebtedness of New CIBV to each of the Strategic Investors is evidenced by separate non-interest bearing non-recourse secured promissory notes of New CIBV (the "Notes"). New CIBV agreed to repay the Notes from 100% of the Production-related Incentive Compensation (as such term is defined in Mr. Kassar's previous employment agreement) and 75% of the Turnaround Incentive Compensation (as such term is defined in Mr. Kassar's previous employment agreement) which may be payable to Mr. Kassar under the terms of Mr. Kassar's previous employment agreement which is paid to Mr. Kassar in cash by the Company, net of taxes.

    New CIBV, the Strategic Investors and certain other parties listed therein, entered into a First Amendment to the Inducement Agreement dated as of April 30, 1993 (the "First Amendment"). The First Amendment acknowledges the payment to CLBN by each of the Strategic Investors of one-third of New CIBV's obligations under the CLBN Loan Agreement, as required by the Inducement Agreement, and provides that New CIBV shall amend the Strategic Investor Notes (as amended, the "Amended Notes") to contain the following modifications: (i) the principal amount of each Amended Note shall be the sum of one-third of New CIBV's obligations under the CLBN Loan Agreement as of March 31, 1993 plus the outstanding principal amount of the Strategic Investor Notes together with all accrued and unpaid interest through April 30, 1993 on the Strategic Investor Notes, (ii) interest will be fixed at 6.25% per annum, (iii) interest will be cumulative (compounded quarterly) from April 30, 1993 through and including December 31, 1994 and (except as otherwise provided in the First Amendment) will not be due and payable until December 31, 1997; from January 1, 1995 through and including December 31, 1997, interest will be payable on a quarterly basis in arrears, commencing on April 1, 1995 (subject to certain exceptions), and (iv) the maturity date of the Amended Notes shall be December 31, 1997.

    Concurrently with the execution of the Amended Notes, the three Security and Pledge Agreements dated as of March 23, 1992 between each of the three Strategic Investors and New CIBV (the "Pledge Agreements") were amended and restated (as amended, the "Amended Pledge Agreements") to secure all of New CIBV's obligations under the Amended Notes.

    Pursuant to the terms of the First Amendment, each of the Strategic Investors agreed to release and reassign to New CIBV, no later than ten business days following the filing by the Company of Amendment No. 1 to the Registration Statement with the Commission, free and clear of the Security Interests (as defined in the Pledge Agreements), the number of Pledged Shares (as defined in the Pledge Agreements) equal to the result of (a) the difference between (i) the number of Pledged Shares required to satisfy the obligations of New CIBV pursuant to the settlement agreement described under "Item 3. -- Legal Proceedings -- Settlement of Purported Derivative Action," and (ii) 800,679 shares, divided by (b) three; provided, however, that the number of Pledged Shares to be released by each Strategic Investor would not exceed 1,000,000 shares. Pursuant to such arrangements, on May 21, 1993, each of the Strategic Investors released and reassigned to New CIBV, free and clear of the security interests under the Pledge Agreements, 230,058 of the Pledged Shares. New CIBV used these shares to satisfy its obligations pursuant to the Settlement
Agreement described under "Item 3. -- Legal Proceedings -- Settlement of Purported Derivative Action."

    The First Amendment further provided that upon the effective date of the Kassar Agreement, the Inducement Agreement was restated to provide that the Amended Notes will be repaid by New CIBV from (i) one-half of the Three Percent Fee (as defined in the Kassar Agreement) paid to Mr. Kassar in cash by the Company and (ii) 75% of the Turnaround Compensation (as defined in the Kassar Agreement) payable to Mr. Kassar under the terms of the Kassar Agreement, net of taxes. Pursuant to the First Amendment, Mr. Kassar granted a security interest to the Strategic Investors in all present and future rights to receive the specified portions of such compensation, agreed to furnish any financing statements required to perfect such security interest, and agreed to elect to receive such compensation in cash and direct the Company to make payments of the specified portions of such compensation directly to the Strategic Investors. The Inducement Agreement shall remain applicable with respect to any Production-related Incentive Compensation and Turnaround Incentive Compensation paid to Mr. Kassar under his previous employment agreement.

    See "Item 11. -- Executive Compensation -- Employment Agreements" for a description of the Kassar Agreement. Mr. Kassar granted a security interest to the Strategic Investors in all present and future rights to receive the incentive compensation set forth above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH STRATEGIC INVESTORS

  THE RESTRUCTURING

    In connection with the Restructuring described above under "Recent Developments -- Financial Restructuring," the Company and the Strategic Investors agreed with respect to various arrangements which are more fully described therein. Each of the Strategic Investors is a beneficial owner of more than 5% of the Company's Common Stock. See "Item 12. -- Security Ownership of Certain Beneficial Owners or Management" for a description of the beneficial ownership of the Company's voting securities by the Strategic Investors. Olivier Granier, a director and member of the Supervisory Committee of the Company, is also the Executive Vice President Finance and Administration of Canal+ and Chief Executive Officer of Cerito Films. Michael Meltzer, a director of the Company, is also a director, Executive Vice President and Chief Financial Officer of Le Studio Canal+ (U.S.). In addition, Pierre Lescure, a director of the Company, is also the Chief Executive Officer and a Director of Canal+ S.A. and Chairman of the Board and Chief Executive Officer of Canal+. Ryuichi Noda, a director and member of the Supervisory Committee of the Company, is also a director of Pioneer Electronic and President of Pioneer LDC. Masaaki Sono, a director of the Company, is also an executive officer and a member of the Board of Directors of Pioneer Electronic. Tetsuro Kudo, a director of the Company, is also President of Pioneer. In addition, Kaneo Ito, a director of the Company, is also the Senior Managing Director, Representative Director and General Manager of the

International Business Group of Pioneer Electronic. Paolo Glisenti, a director and member of the Supervisory Committee of the Company, is also an executive officer of RCS and a director of RCS NV. Guy-Etienne Dufour, a director of the Company, is also the Executive Vice President and General Manager of the
International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A., a director of MGM and Secretary of MGM Holdings. Rene-Claude Jouannet, a director of the Company, is also the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A. and President, Treasurer and a director of MGM Holdings. Michael S. Hope, a director and member of the Supervisory Committee of the Company, is also Executive Vice President of MGM.

    In conjunction with the Restructuring, the Company, the Strategic Investors, MGM and TCI have entered into agreements with respect to certain arrangements described under "Recent Developments -- Financial Restructuring -- Standby Purchase and Investment Agreement," "-- New Distribution Agreement" and "-- Other Agreements." In addition, the Company has entered into a domestic pay television agreement with Encore, an affiliate of TCI, as described under "Item
1. -- Business -- The Business of Carolco -- Distribution of Motion Pictures and Other Products -- Domestic Television Distribution." Adam Singer, a member of the Board of Directors of the Company, is also the Vice President --
International for TCI and President of United Artists Entertainment (Programming) Ltd.

    On January 15, 1994, an additional $354,167 in aggregate principal amount of 5% Notes were issued, representing the in-kind quarterly payment due on the $30,000,000 aggregate principal amount of 5% Notes outstanding. The in-kind quarterly dividends of $813,700 on the Series A Preferred scheduled to be paid on January 1, 1994 were accrued at December 31, 1993 but not paid due to insufficient surplus.

  OTHER TRANSACTIONS WITH THE STRATEGIC INVESTORS

    In addition to the Restructuring, the Company has engaged in a number of other transactions with the Strategic Investors which are summarized below.

    In June 1990, the Company, through a nominee of CINV, and Canal+ formed a partnership (the "Carolco/Canal+ Partnership"). After its formation, Canal+, Pioneer and RCS entered into a series of co-production agreements with respect to the production of CLIFFHANGER. Pursuant to these co-production agreements, Canal+, Pioneer and RCS made equity contributions in the aggregate amount of $16,726,000 bearing interest at 3-month LIBOR plus 1.5% per annum and Canal+, Pioneer and an unrelated third party made bridge loans totaling $3,192,000 for the production costs of CLIFFHANGER. The bridge loans bore interest at 3-month LIBOR plus 2% per annum. As of December 31, 1993, the bridge loans and accrued interest thereon had been repaid in full, and $4,547,000 of the equity contributions including interest at 3 month LIBOR plus 2% per annum, had been repaid. As of December 31, 1993 and March 31, 1994, the Company had advanced a total of $5,740,000 toward the production costs of CLIFFHANGER. The balance of the production costs of CLIFFHANGER were obtained through a production loan provided by a syndicate of banks led by CLBN. The CLBN production loan earned interest at 3-month LIBOR plus 2% per annum and was repaid in full including accrued and unpaid interest on May 25, 1993. Pioneer, Canal+, RCS and the Company are each entitled to receive a participation in certain net revenues generated from the exploitation of CLIFFHANGER, following repayment of the CLBN production loans, the bridge loans, recoupment by Pioneer, Canal+, RCS and the Company of their investments plus interest, and payment of certain third party obligations. Participation in such revenues will be approximately as follows: the Company, 42%; RCS, 5%; Pioneer, 24%; and Canal+, 29%. As of December 31, 1993, no such participations in the net revenues of CLIFFHANGER had yet been paid.

    In January 1992, the Carolco/Canal+ Partnership entered into a co-financing arrangement with Canal+ and RCS pursuant to which CINV, Canal+ and RCS have each made co-financing payments towards the production costs of the motion picture CHAPLIN, whereby each party was responsible for one-third of the total production cost of the movie. The co-financing payments earn interest at 3-month LIBOR plus 2% per annum. CINV, Canal+ and RCS each contributed $13,337,000 to the production costs of CHAPLIN. In exchange for their co-financing payments, Canal+ and RCS are each entitled to one-third of the net receipts from CHAPLIN, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Canal+ and RCS are reduced. At

December 31, 1992 and 1993 and March 31, 1994, respectively, CINV had recorded a an obligation of $15,778,000, $3,521,000 and $3,766,000 collectively to Canal+ and RCS. In 1993, the Company paid $6,313,000 and $6,442,000, respectively, to Canal+ and RCS, representing their share of the net receipts of CHAPLIN.

    RCS has asserted a claim against the Company alleging that the Company guaranteed 1) certain levels of performance and 2) to reimburse a portion of RCS's unrecouped investment in the motion picture CHAPLIN. The Company believes that the alleged guarantees have been relinquished. Although the Company and RCS are discussing this claim, the Company is unable to predict the outcome of this dispute.

    REGISTRATION RIGHTS AGREEMENT. The Company has granted the Strategic Investors and MGM certain registration rights covering the New Preferred, the 5% Notes and the Common Stock issued to the Strategic Investors and MGM in connection with the Restructuring and Common Stock issued upon conversion of the New Preferred, 5% Notes and 7% Notes and certain other Common Stock held by RCS (the "RCS Common") and by the other Strategic Investors. MGM and transferees of MGM Securities (defined below) will be entitled for a period of twelve months commencing six months after the closing of the Restructuring (the "MGM Priority Registration Period") to request twice in the aggregate that the Company effect the registration under the Securities Act of all or part of the MGM Securities and the Company will use its best efforts to effect such registration, provided that the Company need not effect the registration unless the request covers at least (i) 50% of the 5% Notes (prior to the time the 5% Notes become convertible), (ii) 50% of the aggregate amount of any other MGM Securities (which for all purposes other than the registration of 5% Notes prior to the time the 5% Notes become convertible, is determined on an "as converted" basis),
(iii) an amount of 5% Notes, prior to the time the 5% Notes become convertible, having a market value equal to at least $10,000,000 on the date of the request, or (iv) an amount of other MGM Securities having a market value on the date of such request equal to at least $20,000,000. "MGM Securities" are the 5% Notes and the New Preferred issued to MGM and any shares of Common Stock issued upon conversion of such 5% Notes or New Preferred.

    Upon the expiration of the MGM Priority Registration Period, which may be extended under certain limited circumstances, each of the Strategic Investors and MGM (each a "Purchaser") and certain of its respective transferees of Registrable Securities (defined below) will be entitled to request twice in the aggregate with respect to each Purchaser and certain of its transferees that the Company effect the registration under the Securities Act of all or part of such Purchaser's and its transferees' Registrable Securities and the Company will use its best efforts to effect such registration, provided that the Company need not effect the registration unless the request covers at least (i) 50% of the 5% Notes (prior to the time the 5% Notes become convertible), (ii) 50% of the aggregate amount of any other of such Purchaser's Registrable Securities (which for all purposes other than the registration of 5% Notes prior to the time the 5% Notes become convertible shall be determined on an "as converted" basis),
(iii) an amount of 5% Notes, prior to the time the 5% Notes become convertible, having a market value equal to at least $10,000,000 on the date of the request, or (iv) an amount of such Purchaser's other Registrable Securities having a market value on the date of such request at least equal to 66 2/3% of the purchase price for Registrable Securities paid by the relevant Purchaser (or $20,000,000 in the case of MGM) plus, if Common Stock is to be registered, for each Purchaser issued Common Stock in connection with the Restructuring, 66 2/3% of the value attributable to such shares of Common Stock received by the relevant Purchaser plus, in the case of RCS, 66 2/3% of the consideration paid by RCS for the RCS Common. "Registrable Securities" with respect to any Purchaser include the 5% Notes, New Preferred or Common Stock issued to such Purchaser in connection with the Restructuring, as applicable, Common Stock issued upon conversion of such 5% Notes or New Preferred or upon conversion of 7% Notes issued to such Purchaser and, with respect to certain Purchasers, certain other Common Stock. The Company will not be required to effect such a registration if the request for registration is made within six months of another such registration and the Company will not be required to effect more than two such registrations during any 12 month period.

    In addition, if the Company proposes to file a registration statement under the Securities Act covering an offering by the Company for its own account or the account of any other securityholder, the Company must offer to MGM and its transferees during the MGM Priority Registration Period, and to all Purchasers and their transferees following the MGM Priority Registration Period, the opportunity to register (a "Piggyback Registration") such Purchaser's Registrable Securities as are requested to be included by such Purchaser. Any Purchaser who does not request such Piggyback Registration for at least 50% of the aggregate amount of Registrable Securities owned by such Purchaser shall not be permitted to request a registration for a period of nine months from the effective date of the registration statement for which it was offered the opportunity to register. If a Purchaser actually includes in a Piggyback Registration an amount of Registrable Securities which would have entitled it to request a registration, then the Piggyback Registration shall count as one of the Purchaser's requested registrations. The registration rights agreement contains standard indemnity and contribution provisions for indemnification of the Purchasers by the Company and indemnification of the Company by the Purchasers. The Company also agreed to keep public information available in order for Rules 144 and 144A under the Securities Act to be available to the Purchasers.

    LIVE REGISTRATION RIGHTS. In July 1993, LIVE granted to the Strategic Investors certain rights to have registered the shares of LIVE common stock sold to the Strategic Investors in June 1992 and the shares of LIVE common stock exchanged in connection with the Restructuring in satisfaction of the Strategic Investor Loan. The Company agreed to pay all registration expenses incurred in connection with the registration of these shares of LIVE common stock.

  CANAL+

    In March 1991, Canal+ loaned the Company $5,880,000 pursuant to a participation loan agreement entered into between the Company and Canal+, the proceeds of which were used to pay a portion of the production costs of TERMINATOR 2: JUDGMENT DAY. The loan bears interest at 10% per annum on the unpaid portion. Canal+ will receive 7.64% of receipts from TERMINATOR 2:
JUDGMENT DAY until Canal+ and the Company have recouped their investment. Thereafter, Canal+ will receive 3.82% of cash receipts. In 1993, the Company paid $7,930,000 to Canal+, representing its share of the receipts from TERMINATOR 2: JUDGMENT DAY. At December 31, 1992, the Company had an obligation of approximately $5,980,000 due to Canal+ representing its share of the revenues recognized through December 31, 1992 from TERMINATOR 2: JUDGMENT DAY. There were no corresponding obligations at December 31, 1993 or March 31, 1994.

    Also, pursuant to an investment agreement in July 1991, the Company received $8,343,000 from Canal+ representing a co-financing payment toward the production costs of the motion picture BASIC INSTINCT. The co-financing payment earns interest at the rate of 10% per annum. In exchange for the co-financing payment, Canal+ is to receive 20% of the cash receipts from BASIC INSTINCT until Canal+ has recouped its investment, plus interest. Thereafter Canal+ will receive a 10% participation interest in any net receipts from BASIC INSTINCT after the Company recoups its investment plus certain fees and expenses. In addition, Canal+ was granted an undivided ownership interest with the Company in the film's copyright, subject to certain conditions. During the years ended December 31, 1992 and 1993 the Company paid $5,315,000 and $4,474,000 respectively to Canal+ under this agreement. At December 31, 1992, December 31, 1993 and March 31, 1994, the Company had recorded a liability of approximately $1,439,000, $995,000 and $1,197,000, respectively, to Canal+ as its share of the revenues recognized from BASIC INSTINCT after recoupment by the Company of its investment, plus certain fees and expenses.

    In November 1990, the Carolco/Canal+ Partnership entered into a co-financing agreement whereby each party agreed to be responsible for 50% of the costs of the motion picture THE DARK WIND. The Company and Canal+ are each entitled to 50% of the net receipts from the film until each have recouped their investments in the film costs, plus interest. Thereafter, the Company is entitled to 75% of the net receipts and Canal+ is entitled to 25% of the net receipts. For the years ended December 31, 1992 and 1993, the Company paid $288,000 and $1,802,000, respectively, to Canal+ as its share of the net receipts from THE DARK WIND. At December 31, 1992, the Company owed $2,103,000, to Canal+ under this agreement based on revenues recognized through December 31, 1992. There were no corresponding obligations at December 31, 1993 or March 31, 1994.

    At December 31, 1992, 1993 and March 31, 1994, the Company had accounts receivable of $9,725,000, $3,033,000 and $3,032,000, respectively, from Canal+. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements entered into, wherein Canal+ obtained certain rights to distribute the Company's films for pay and free television in France. In the years ended December 31, 1992, 1993 and the three months ended March 31, 1994, the Company had received cash payments of approximately $1,738,000, $420,000 and $250,000, respectively from Canal+, representing advances related to certain of the Company's motion picture releases.

    On September 11, 1992, the Company entered into an agreement with Hexagon to provide non-exclusive executive producing services for the motion picture STARGATE, for which the Company will receive $1,000,000, payable ratably over the production period, plus, at the election of the Company, either (i) 1% of the cash receipts from the exploitation of the picture provided that Hexagon has recouped its production costs, related interest expense and distribution costs plus $2,250,000 or (ii) 10% of Hexagon's adjusted gross receipts commencing after Hexagon has recouped its production costs, related interest expense and distribution costs plus a 10% fee to Hexagon. Under the terms of his existing employment agreement, Mr. Kassar will be entitled to receive, as Turnaround Incentive Compensation 50% of the amounts received by the Company. During 1993, Hexagon paid $800,000 to the Company pursuant to the agreement and the Company, in turn, paid $400,000 to Mr. Kassar. In addition, Hexagon retained the Company to serve as foreign sales agent for the film in all foreign territories (except France and certain French-speaking territories). In July 1993, Hexagon was merged into Le Studio Canal+ (U.S.), a wholly-owned subsidiary of Canal+, which assumed all rights and obligations under this agreement.

    In  addition,  Canal+  has  made  co-financing  payments  for  CHAPLIN   and
CLIFFHANGER described above in "-- Other Transactions with the Strategic Investors."

  RCS

    At December 31, 1992 and 1993 and March 31, 1994, the Company had accounts receivable of $2,200,000, $880,000 and $0, respectively, from RCS. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements entered into, wherein RCS obtained certain rights to distribute the Company's films in all media in Italy.

    On March 17, 1992, CINV sold 50% ownership in one of its principal development projects to RCS in return for RCS's commitment to pay, subject to certain conditions, 50% of the costs of development and production of the project. During 1992 and 1993, RCS advanced $1,936,000 and $1,991,000, respectively, to the Company representing certain development and production commitments due to the Company under the March 17, 1992 agreement. Also, on July 20, 1992, CINV sold to Canal+ and Pioneer equal participations in the Company's remaining 50% interest in the project in return for $2,070,000 from each of Canal+ and Pioneer. The final participation interest of each of Pioneer and Canal+ will be equal to a percentage determined by comparing the investment of each of Pioneer and Canal+ to the final production cost of the project. The Company has the right to repurchase, before commencement of principal photography, the participations sold to Canal+ and Pioneer for the original purchase price plus interest at 6-month LIBOR plus 1 1/2%.

    In addition, RCS has agreed to make co-financing payments for CHAPLIN and CLIFFHANGER described above in "-- Other Transactions with the Strategic Investors."

  PIONEER

    In order to fund the Company's June 1, 1992 interest payment on the 13% Notes and 14% Notes, Pioneer made a $3,500,000 bridge loan to the Company. The loan bore interest at the Citibank N.A. prime rate plus 1% per annum. On November 10, 1992, the amounts due under the bridge loan from Pioneer became due and payable. The Company negotiated an extension of that loan until December 31, 1992. In January 1993, the Company, Pioneer and CLBN completed an agreement with Pioneer to provide for the effective repayment of the bridge loan ($3,500,000 plus accrued interest of approximately $148,000) by offsetting the bridge loan against overages owed by Pioneer to CINV for TERMINATOR 2: JUDGMENT DAY and through the sale to Pioneer of Japanese distribution rights to certain of the Company's motion pictures.

    Pursuant to the distribution arrangements between CINV and Pioneer entered into in June 1990 for certain of Carolco's motion pictures, CINV and its affiliates granted to Pioneer and its affiliates certain rights of first refusal with respect to theatrical, television and video distribution rights in Japan. In addition, CINV granted Pioneer a right of first refusal on a worldwide basis with respect to the rights to the manufacture, sale, marketing, distribution and exploitation on laser discs of motion pictures and television programs produced or acquired by the Company or its affiliates. CINV's affiliates also leased to Pioneer all theatrical, video and television rights in the territory of Japan to nine specified motion pictures in exchange for advance rentals. At December 31, 1992, the Company had accounts receivable of approximately $3,782,000 from Pioneer. For the year ended December 31, 1993 and the three months ended March 31, 1994, there were no corresponding receivables. These receivables represent minimum guarantees due to the Company pursuant to these distribution agreements. During the years ended December 31, 1992 and 1993 and the three months ended March 31, 1994, the Company received cash advances of approximately $145,000, $120,000 and $533,000, respectively, from Pioneer, representing advances related to certain of the Company's motion picture releases.

    For the years ended December 31, 1992 and 1993, the Company had paid $200,000 and $117,000, respectively, for consulting services of Pioneer.

    In   addition,  Pioneer  has  agreed   to  make  co-financing  payments  for
CLIFFHANGER described above in "-- Other Transactions with the Strategic Investors."

CERTAIN BUSINESS RELATIONSHIPS AND OTHER TRANSACTIONS WITH MANAGEMENT

    Pursuant to Article Eleventh of Carolco's Restated Certificate of Incorporation, Article V, Section 5.06 of Carolco's Bylaws and Section 10 of various indemnity agreements entered into between Carolco and its directors upon the commencement of their terms as directors as permitted by Section 145(c) of the DGCL, Carolco is paying the expenses of the following directors incurred in their defense of certain lawsuits described under "The Business of Carolco -- Legal Proceedings." Lynwood Spinks (a member of Carolco's Board of Directors), and Roger R. Smith, Fred Feitshans, Peter M. Hoffman, Louis Weiss, Robert L. Turner, Daniel M. Melnick and the late Rocco Viglietta (all former members of Carolco's Board of Directors) are represented by common legal counsel in connection with the purported derivative action described under "The Business of Carolco -- Legal Proceedings -- Settlement of Purported Derivative Action." During the fiscal years ended December 31, 1992 and 1993, Carolco paid on behalf of such directors and former directors approximately $22,000 and $18,000, respectively, in legal expenses in connection with such purported derivative action. Michael E. Garstin (a member of Carolco's Board of Directors) and Frans
J. Afman, Steven P. Aronoff and Rene Bonnell (former members of Carolco's Board of Directors) are also represented by common legal counsel in connection with such action. During the fiscal years ended December 31, 1992 and 1993 Carolco paid on behalf of such persons approximately $2,000 and $6,000, respectively, in legal expenses related to such action. In addition, during the fiscal years ended December 31, 1992 and 1993 Carolco paid approximately $23,000 and $18,000, respectively, in legal expenses on behalf of Mario F. Kassar, Chairman of the Board of Directors, who has separate legal counsel in such action.

    In connection with the class action litigation described under "The Business of Carolco -- Legal Proceedings -- Other Litigation," Carolco paid approximately $29,000 and $6,000 in legal expenses during the fiscal years ended December 31, 1992 and 1993, respectively, on behalf of Mario F. Kassar (Chairman of the Board of Directors), Ryuichi Noda (a member of Carolco's Board of Directors) and Roger
R. Smith, Frans J. Afman, Satoshi Matsumoto, Peter M. Hoffman, Louis Weiss and Rene Bonnell (former members of Carolco's Board of Directors), all of whom are represented by common legal counsel.

    At December 1992, the Company had a $450,000 note payable to New CIBV bearing interest at 12 1/2%, secured by a deed of trust on property purchased by the Company in 1989. Interest was payable monthly with all outstanding principal and unpaid interest payable in full on December 30, 1993. For each of the years ended December 31, 1992 and 1993, the Company recorded interest expense of $56,000 on the note. On December 22, 1993, the Company repaid the note in full, including principal and any unpaid interest.

    In October 1993, the Company made a loan of $300,000 to Mr. Spinks pursuant to Mr. Spinks' employment agreement. The loan bears interest at the Company's periodic borrowing rate and will be forgiven in equal installments of $75,000, plus accrued interest, on each of March 1, 1994, 1995, 1996 and 1997. Any remaining principal plus accumulated interest thereon, shall be forgiven by the Company on the termination of Mr. Spinks' employment for any reason whatsoever other than termination by the Company for Mr. Spinks' material breach as defined in the agreement.

    Metronome Productions N.V., an affiliate of Frans Afman, a former director of the Company, received cash fees of $50,000 in 1992 and $250,000 in 1993 for services provided as a managing director of CINV pursuant to an agreement which expires on June 30, 1994.

    In August 1992, the Company retained the Financial Advisors to assist in locating capital sources, to market for sale certain accounts receivable, to make recommendations with respect to any transactions which may result, and to consider a possible restructuring of the Company's capital structure. Michael E. Garstin, a principal in Daniels, is a member of the board of directors of the Company. Pursuant to the August 1992 Agreement, the Financial advisors will be entitled to receive (i) 2/3 of 2% of any amounts received as Co-Production
Investments from Canal+, (ii) 2% of any amounts received as Co-Production Investments from TCI, (iii) 2/3 of 2% of the amount received from the sale of the 7% Notes and (iv) 1% of any amounts received from TCI for any Pay-Per-View Pictures.

    In addition, in December 1992, the Company also retained the Financial Advisors in connection with the exchange offers to the holders of the 14% Notes, the 13% Notes, the Existing 10% Debentures, the Series D Preferred and the Vista Common Stock and the associated Series A Puts attached thereto in connection with the Restructuring.

    In exchange for their advisory services, the Company agreed to pay certain fees and expenses to the Financial Advisors. As a result of the services provided by the Financial Advisors in conjunction with the Restructuring, in 1992 and 1993 the Company paid approximately $979,000 and $4,463,000, respectively in fees and expenses to the Financial Advisors. Under its agreements with the Financial Advisors, the Company also agreed to indemnify the Financial Advisors from certain liabilities in connection with the Restructuring including liabilities under the Securities Act of 1933 and the Exchange Act of 1934.

    On January 20, 1994, the Company retained Daniels to act as its financial advisor in connection with the Business Combination of the Company and LIVE. In consideration of the services to be provided by Daniels, the Company agreed to pay Daniels the following compensation: (i) an initial retainer fee in the amount of $100,000 which was paid in March 1994, (ii) $450,000 upon execution of the letter of intent to accomplish the Business Combination and (iii) $450,000 upon closing of the Business Combination. In addition, the Company agreed to pay all reasonable out-of-pocket expenses (including legal fees and expenses) incurred by Daniels up to $50,000, whether or not the Business Combination is consummated.

    In connection with the Kassar Agreement, Mr. Kassar will be entitled to production-related incentive compensation with respect to the motion pictures CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN equal to a "Percentage" of Aggregate Gross Profits (as determined in the Previous Kassar Agreement) once certain "Thresholds" (as defined in the Previous Kassar
Agreement and described below) are achieved. An obligation of $724,000, $1,407,000 and $1,436,000 was recorded by the Company at each of December 31, 1992 and 1993 and March 31, 1994, respectively, pursuant to this agreement and is included in Notes and Amounts Payable, Related Parties. This obligation will be paid in future periods based on actual receipts of cash and pursuant to the terms of the agreement. The Kassar Agreement provides a separate formula for similar producer's fees for motion pictures as to which principal photography commences from January 1, 1993 through the term of the Kassar Agreement. See "Item 12. Directors and Executive Officers -- Employment Agreements." Other than WAGONS EAST, no motion pictures commenced principal photography during 1993.

    Pursuant to his employment agreement with the Company, Mr. Kassar was entitled to receive a bonus of $500,000 in recognition of the achievements of TERMINATOR 2: JUDGMENT DAY. On April 20, 1993, the Company paid such bonus and accrued interest to Mr. Kassar.

    Other than as described above, at December 31, 1992 and 1993, respectively, receivables of $19,000 and $107,000 were due from directors, officers and/or employees of the Company. At December 31, 1992, the total balance of outstanding officer and employer receivables at LIVE was $524,000.

CERTAIN BUSINESS RELATIONSHIPS AND OTHER TRANSACTIONS WITH CERTAIN SHAREHOLDERS OTHER THAN THE STRATEGIC INVESTORS

    In 1990, the Company entered into an agreement with Continental Film Production Holding B.V., ("Continental"), a Netherlands Antilles company which the Company believes is controlled by Andrew G. Vajna, a former co-chairman and a founder of the Company. The Company believes that Mr. Vajna is affiliated with certain companies which beneficially own approximately 2.5% of the Company's Common Stock. Pursuant to the agreement, Continental acquired the right to distribute all of the films produced or acquired by the Company in all media in Hungary and Poland. The agreement further provides that Continental will pay to the Company 50% of cash receipts from distribution of the Company's films, after Continental recoups its distribution expenses.

    During the years ended December 31, 1992 and December 31, 1993, Continental paid to the Company approximately $118,000 and $371,000, respectively pursuant to the agreement. At December 31, 1992 and December 31, 1993, Continental owed approximately $144,000 and $24,000, respectively, to the Company pursuant to the agreement.

    In December 1989, pursuant to a stock sale agreement, Mr. Vajna divested his and his affiliates' entire ownership interests (held either directly or indirectly through a chain of related corporations) in the Company's Common Stock, other than an option to purchase 500,000 shares of Common Stock. Pursuant to this agreement, the Company was required to pay certain legal and accounting fees on behalf of Mr. Vajna and his affiliates. In 1992 and 1993, the Company paid approximately $173,200 and $416,000, respectively, in legal and accounting fees pursuant to this agreement. At December 31, 1992 and December 31, 1993, the Company owed an additional $247,000 and $80,000, respectively, in legal and accounting fees.

    As a result of the consummation of the Restructuring, the companies affiliated with Mr. Vajna beneficially own less than 5% of the Company's Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following consolidated financial statements of Carolco Pictures Inc. and Subsidiaries are included in Item 8:

    Report of Independent Auditors

    Consolidated balance sheets -- December 31, 1992 and 1993

    Consolidated statements of operations -- Years ended December 31, 1991, 1992 and 1993

    Consolidated statements of cash flows -- Years ended December 31, 1991, 1992 and 1993

    Consolidated statements of stockholders' equity (deficiency) -- Years ended December 31, 1991, 1992 and 1993

    Notes to consolidated financial statements -- December 31, 1993

    (a)(2) The following consolidated financial statement schedules of Carolco Pictures Inc. and Subsidiaries are included in Item 14(d):

    Schedule II -- Amounts receivable from related parties and underwriter, promoters and employees other than related parties

    Schedule IV -- Indebtedness of and to related parties -- not current

    Schedule VIII -- Valuation and qualifying accounts

    Schedule IX -- Short-term borrowings

    Schedule X -- Supplementary income statement information

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)(3) The exhibits listed on the Exhibit Index are filed as part of this report.

    (b) The following reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report:

    Current Report on Form 8-K dated October 20, 1993, filed by the Registrant pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 relating to the Restructuring and Vista Offer to Purchase, Redemption of Preferred Stock Purchase Rights and Delisting of Common Stock from Toronto Stock Exchange.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAROLCO PICTURES INC.

                                          By:         /s/ MARIO F. KASSAR

                                             -----------------------------------
                                                       Mario F. Kassar
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                                             AND
                                                   CHIEF EXECUTIVE OFFICER

                                          Dated: April 15, 1994

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                          TITLE                         DATE
- ------------------------------------------------------  ---------------------------------------  ----------------
                       /s/ MARIO F. KASSAR              Chairman of the Board
     -------------------------------------------         of Directors and                         April 15, 1994
                   Mario F. Kassar                       Chief Executive Officer
                                                        Executive Vice President and
                      /s/ WILLIAM A. SHPALL              Chief Financial Officer
     -------------------------------------------         (Principal Financial and                 April 15, 1994
                  William A. Shpall                      Accounting Officer)
                        /s/ LYNWOOD SPINKS              Executive Vice President/
     -------------------------------------------         President of Production                  April 15, 1994
                    Lynwood Spinks                       and Director
                    /s/ HECTOR PATRICK DOWD
     -------------------------------------------                       Director                   April 15, 1994
                 Hector Patrick Dowd
     -------------------------------------------                       Director                   April   , 1994
                  Guy-Etienne Dufour
                     /s/ MICHAEL E. GARSTIN
     -------------------------------------------                       Director                   April 15, 1994
                  Michael E. Garstin
     -------------------------------------------                       Director                   April   , 1994
                    Paolo Glisenti

                      [Signatures continued on next page]

                      SIGNATURE                                          TITLE                         DATE
- ------------------------------------------------------  ---------------------------------------  ----------------
     -------------------------------------------                       Director                   April   , 1994
                   Olivier Granier
                       /s/ MICHAEL S. HOPE
     -------------------------------------------                       Director                   April 15, 1994
                   Michael S. Hope
     -------------------------------------------                       Director                   April   , 1994
                      Kaneo Ito
     -------------------------------------------                       Director                   April   , 1994
                 Rene-Claude Jouannet
                         /s/ TETSURO KUDO
     -------------------------------------------                       Director                   April 15, 1994
                     Tetsuro Kudo
     -------------------------------------------                       Director                   April   , 1994
                    Pierre Lescure
                        /s/ GORDON C. LUCE
     -------------------------------------------                       Director                   April 15, 1994
                    Gordon C. Luce
     -------------------------------------------                       Director                   April   , 1994
                   Michael Meltzer
                         /s/ RYUICHI NODA
     -------------------------------------------                       Director                   April 15, 1994
                     Ryuichi Noda
                      /s/ JOSEPH A. SCUDERO
     -------------------------------------------                       Director                   April 15, 1994
                  Joseph A. Scudero
                          /s/ ADAM SINGER
     -------------------------------------------                       Director                   April 15, 1994
                     Adam Singer
                         /s/ MASAAKI SONO
     -------------------------------------------                       Director                   April 15, 1994
                     Masaaki Sono

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Carolco Pictures Inc.

    We have audited the accompanying consolidated balance sheets of Carolco Pictures Inc. and subsidiaries as of December 31, 1992 and 1993 and the related consolidated statements of operations, stockholders equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carolco Pictures Inc. and subsidiaries at December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

Century City
Los Angeles, California
March 31, 1994

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1992       1993
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Cash and cash equivalents.............................................  $  24,202  $  56,697
Restricted cash.......................................................      7,825      1,255
Accounts receivable, net of allowances of $27,284 (1992) and $1,390
 (1993) -- Note O.....................................................     82,258     12,837
Accounts receivable, related parties -- Note I........................     10,578      4,877
Film costs, less accumulated amortization -- Note H...................    135,395     78,427
Inventories and video rights, less accumulated amortization -- Note
 H....................................................................    123,701        -0-
Property and equipment, at cost, less accumulated depreciation and
 amortization -- Note J...............................................     32,925     19,925
Goodwill, net of accumulated amortization of $36,069 (1992)...........     95,749        -0-
Assets held for sale..................................................      5,911        -0-
Other assets..........................................................     14,071     14,053
                                                                        ---------  ---------
    TOTAL ASSETS......................................................  $ 532,615  $ 188,071
                                                                        ---------  ---------
                                                                        ---------  ---------
                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES:
Accounts payable......................................................  $  30,445  $  11,156
Accrued liabilities...................................................     64,836      9,885
Accrued residuals and participations..................................     32,573     32,662
Income taxes current and deferred -- Note M...........................     13,582     11,365
Debt -- Notes B and K.................................................    228,616     94,580
Advance collections on contracts......................................     41,456     20,012
Contractual obligations...............................................     34,494      1,180
Notes and amounts payable, related parties -- Notes B and I...........    100,136     26,306
Other liabilities.....................................................     25,159      1,995
                                                                        ---------  ---------
    TOTAL LIABILITIES.................................................    571,297    209,141
COMMITMENTS AND CONTINGENCIES -- Note P
DUE TO MINORITY SHAREHOLDERS -- Note A................................     62,676        -0-
SERIES D CONVERTIBLE EXCHANGEABLE PREFERRED STOCK -- ($15,400,000
 aggregate liquidation preference) Notes B and L......................     15,400        -0-
STOCKHOLDERS' DEFICIENCY -- Notes A, B, I and L
Preferred stock -- $1.00 par value, 10,000,000 shares authorized:
  Series A Convertible Preferred Stock, 83,314 shares authorized and
   issued ($83,314,000 aggregate liquidation preference)..............        -0-         83
  Series B Convertible Preferred Stock, 30,000 shares authorized and
   issued ($30,000,000 aggregate liquidation preference)..............         30        -0-
  Series C Convertible Exchangeable Preferred Stock, 60,000 shares authorized and issued ($60,000,000 aggregate liquidation
   preference)........................................................         60        -0-
  Series E Convertible Preferred Stock, 12,800 shares authorized and
   issued ($12,800,000 aggregate liquidation preference)..............         13        -0-
  Common stock -- $.01 par value, 100,000,000 shares authorized,
   30,623,569 shares issued and outstanding, including 536,438 shares in treasury in 1992 and 650,000,000 shares authorized, 140,015,109 shares issued and outstanding, including 2,327,381 shares in
   treasury in 1993...................................................        303      1,400
  Additional paid-in capital..........................................    138,528    297,931
  Treasury stock......................................................     (5,920)    (5,920)
  Accumulated deficit.................................................   (249,772)  (314,564)
                                                                        ---------  ---------
    TOTAL STOCKHOLDERS' DEFICIENCY....................................   (116,758)   (21,070)
                                                                        ---------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY....................  $ 532,615  $ 188,071
                                                                        ---------  ---------
                                                                        ---------  ---------

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    1991         1992         1993
                                                                 -----------  -----------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Feature films (including $24,250 in 1991, $42,016 in 1992 and
   $32,846 in 1993 from related parties) -- Note I.............  $   234,529  $   269,285  $   103,180
  LIVE net sales...............................................      264,418      192,513      --
  Interest income from related parties -- Note I...............          607      --           --
  Other -- Note N..............................................        4,612        4,622        5,128
                                                                 -----------  -----------  -----------
    TOTAL REVENUES.............................................      504,166      466,420      108,308
Costs and expenses:
  Amortization of film, television and video costs, residuals
   and participations..........................................      482,542      458,237      108,620
  Costs associated with restructurings -- Note B...............       88,400        2,626        4,744
  Costs associated with disposal of portion of line of business
   -- Note G...................................................      --           --             2,072
  Selling, general and administrative..........................       60,811       57,751       24,634
  Amortization of goodwill and covenants.......................        3,656        4,874      --
  Writeoff of excess cost over net assets acquired
   (goodwill)..................................................       30,062      --           --
  Interest (including $770 in 1991, $5,800 in 1992 and $2,784
   in 1993 to related parties) -- Notes B, I and K.............       48,211       40,449       23,505
  Other expenses -- Note N.....................................       10,465        7,238      --
                                                                 -----------  -----------  -----------
    TOTAL COSTS AND EXPENSES...................................      724,147      571,175      163,575
                                                                 -----------  -----------  -----------
    LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF
     AFFILIATED COMPANIES, PROVISION FOR INCOME TAXES AND
     MINORITY INTEREST.........................................     (219,981)    (104,755)     (55,267)
Equity in loss of affiliated companies --Notes A and E.........      --           --            (3,832)
                                                                 -----------  -----------  -----------
    LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
     TAXES AND MINORITY INTEREST...............................     (219,981)    (104,755)     (59,099)
(Provision) benefit for income taxes -- Note M.................       (5,498)         594       (4,555)
                                                                 -----------  -----------  -----------
    LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST...     (225,479)    (104,161)     (63,654)
Minority interest in loss from continuing operations...........        8,695        6,713      --
                                                                 -----------  -----------  -----------
    LOSS FROM CONTINUING OPERATIONS............................     (216,784)     (97,448)     (63,654)
DISCONTINUED OPERATIONS (Note F):
  Equity in loss from discontinued operations of affiliated
   company.....................................................      --           --              (730)
  Income (loss) from operations, net of income taxes...........      (11,854)       1,090      --
  Loss on disposal and operating losses during phase out
   period, net of income taxes.................................      (77,460)     --           --
  Minority interest in discontinued operations.................       41,043         (542)     --
                                                                 -----------  -----------  -----------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS.................      (48,271)         548         (730)
                                                                 -----------  -----------  -----------
    LOSS BEFORE EXTRAORDINARY ITEM.............................     (265,055)     (96,900)     (64,384)
Extraordinary gain on early extinguishment of debt, including
 income tax benefit of $790 in 1992 (See Notes B and D)........      --             8,883          426
                                                                 -----------  -----------  -----------
    NET LOSS...................................................  $  (265,055) $   (88,017) $   (63,958)
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------
Per Common Share:
  Loss from continuing operations..............................  $     (7.76) $     (3.38) $     (1.28)
  Loss from discontinued operations............................        (1.68)         .02         (.01)
  Income from extraordinary item...............................      --               .30          .01
                                                                 -----------  -----------  -----------
  Net loss.....................................................  $     (9.44) $     (3.06) $     (1.28)
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------
  Weighted average shares outstanding..........................   28,666,011   30,087,131   50,497,529
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1991         1992         1993
                                          ----------   ----------   ----------
                                                     (IN THOUSANDS)
Net cash flow from operating activities:
  Net loss from continuing operations...  $ (216,784)  $  (97,448)  $  (63,654)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Amortization of film costs..........     376,727      300,429       75,004
    Write-off (recovery) of development
     projects...........................      27,052       16,541         (964)
    Increase in general inventory
     reserve............................      18,500       --           --
    Amortization and writeoff of
     goodwill and covenants.............      18,640        4,875       --
    Depreciation and amortization.......       5,269        7,788        9,095
    Equity in income of affiliate.......      --           --            4,562
    Loss on disposal of or write-down of
     assets.............................      --            1,303          477
    (Increase) decrease in
     receivables........................     (67,010)      49,094       29,189
    Increase (decrease) in payables,
     accrued liabilities, accrued
     residuals and participations,
     income taxes payable and other
     assets.............................     142,587      (31,400)     (13,186)
    Increase in film costs and rights...    (315,125)      (7,383)     (29,595)
    Increase in inventories and video
     rights.............................     (97,546)     (50,282)      --
    Payments on contractual
     obligations........................     (86,619)     (87,336)      --
    Increase in contractual
     obligations........................      95,351       50,837       --
    Decrease in advance collections on
     contracts..........................     (15,645)     (16,935)     (15,127)
                                          ----------   ----------   ----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES...............    (114,603)     140,083       (4,199)
    NET CASH PROVIDED BY (USED IN)
     DISCONTINUED OPERATIONS............      77,533      (15,470)        (730)
                                          ----------   ----------   ----------
    NET CASH PROVIDED BY (USED IN)
     OPERATIONS.........................     (37,070)     124,613       (4,929)
Cash flow from investing activities:
  Purchase of property and equipment....         (23)      (3,913)      (1,383)
  Retirement of assets..................       1,931        3,125           35
  Investment in LIVE Entertainment,
   Inc..................................      91,044       --           (1,265)
  Increase in net assets, net of cash
   acquired, due to increased ownership
   in LIVE Entertainment, Inc...........     (70,679)      --           --
  (Increase) decrease in minority
   interest.............................       9,779       (7,274)      --
  Purchase of Vestron...................     (34,461)      --           --
  Sales of assets to Multimedia.........       9,814       --           --
  Purchase of minority interest of
   Vista................................      15,062       --           --
  Increase in goodwill regarding
   acquisition costs....................      (5,900)      --           --
                                          ----------   ----------   ----------
    NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES...............      16,567       (8,062)      (2,613)

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1991         1992         1993
                                          ----------   ----------   ----------
                                                     (IN THOUSANDS)
Cash flow from financing activities:
  Payments on debt......................  $ (219,109)  $ (372,666)  $  (25,995)
  Increase in borrowings from banks and
   other credit facilities..............     204,135      166,131       --
  Increase in notes payable to related
   parties..............................       1,148       21,833        2,297
  (Increase) decrease in receivables
   from related parties.................       6,356       (7,148)         328
  Repurchase of senior subordinated
   notes................................      (9,934)      --           --
  Extraordinary gain on extinguishment
   of debt..............................      --            4,916       --
  Payment of preferred dividends........      (4,500)      (3,125)         (20)
  Payment of debt restructuring
   expenses.............................      --           (2,533)      --
  Increase in debt acquisition costs....      (4,649)      (3,714)      --
  Decrease in cash as a result of the
   deconsolidation of LIVE..............      --           --          (11,042)
  Proceeds from sale of accounts
   receivable to Showtime...............      --           --           25,896
  Repayment of Pioneer Bridge Loan......      --           --           (3,681)
  Repayment of Guild Note...............      --           --           (4,873)
  Proceeds from Restructuring, net of
   payments and costs...................      --           --           58,329
  Exercise of stock options/warrants....         770           10       --
  Investment by Technicolor.............      14,000       --           --
  Investment by RCS.....................      19,533       --           --
  Investment by Neue Constantin.........       2,982       --           --
  Issuance of Existing 10% Debentures...      47,500       --           --
  (Increase) decrease in restricted
   cash.................................     (52,728)      44,903       (1,234)
  Issuance of Series D Convertible
   Exchangeable Preferred Stock.........      16,762       --           --
  Repurchase of 14% Senior Notes........      --          (32,949)      --
  Proceeds from SunAmerica Receivable
   Sale.................................      --           23,125       --
  Proceeds from Strategic Investor
   Loans................................      --           32,603       --
  Strategic Investor Priority
   Interest.............................      --              566       --
  Strategic Investor Bridge Loan........      --            3,647       --
  Issuance of Series E Preferred
   Stock................................      --           12,801       --
  Change in treasury stock as a result
   of the settlement of derivative
   lawsuit..............................       3,928       --           --
  Other.................................         872          136           32
                                          ----------   ----------   ----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES...............      27,066     (111,464)      40,037
                                          ----------   ----------   ----------
    INCREASE IN CASH....................       6,563        5,087       32,495
    Cash and cash equivalents at
     beginning of period................      12,552       19,115       24,202
                                          ----------   ----------   ----------
    Cash and cash equivalents at end of
     period.............................  $   19,115   $   24,202   $   56,697
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
    Interest (net of amount
     capitalized).......................  $   46,265   $   21,861   $    8,345
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------
    Income taxes........................  $    8,276   $    1,484   $      660
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

YEAR ENDED DECEMBER 31, 1991:

    As of June 25, 1991, the Company exchanged 1,084,000 shares of LIVE Entertainment Inc. ("LIVE") Series A Common Stock for 1,626,000 shares of LIVE Common Stock. See Note E of the Company's Notes to Consolidated Financial Statements. Accordingly, the Company's financial position at December 31, 1991 and the results of operations for the twelve months ended December 31, 1991 have been consolidated with those of LIVE for the same period.

    In July 1991, in connection with the acquisition of Vestron Inc., LIVE issued 1,050,000 shares of Series A Cumulative Convertible Preferred Stock.

YEAR ENDED DECEMBER 31, 1992:

    On May 28, 1992, 42,000 shares of Series D Convertible Exchangeable Preferred Stock, par value $1.00 per share, (the "Series D Preferred") held by qualified institutional buyers, were converted into $2,100,000 of the Company's Existing 10% Subordinated Debentures due 2006 (the "Existing 10% Debentures").

    In June 1992, the Company sold to its Strategic Investors, a total of 360,000 shares of common stock of LIVE owned by the Company having an aggregate market value of $787,500 and cost of $1,906,000. In exchange for the shares of common stock of LIVE, each Strategic Investor forgave a portion of the Strategic Investor Loans.

    On September 2, 1992, a subsidiary of the Company sold its feature film library of U.S. television rights and certain receivables to Worldvision Enterprises, Inc. ("Worldvision"). In connection with this transaction, the Company recorded income of approximately $730,000 on revenues of approximately $49,000,000, inclusive of $2,167,000 of expenses and writedowns.

    In 1992, the Series D Preferred was increased by $590,000 to its liquidation value.

    Minority interest decreased by $6,000,000 as a result of the Liquidation Estate of the DEG creditors drawing upon a letter of credit at CLBN. The payment under the letter of credit was funded by CLBN advancing additional funds increasing amounts outstanding under the CLBN facility.

    LIVE replaced an aggregate of $110,000,000 principal amount of the outstanding 14.5% Senior Subordinated Notes, plus accrued and unpaid interest, and 1,050,000 shares of outstanding Series A Cumulative Convertible Preferred Stock (liquidation preference of $21,000,000), plus accrued and unpaid dividends for $40,000,000 in principal amount of New Increasing Rate Secured Senior Subordinated Notes, plus interest, 6,000,000 shares of New Series B Cumulative Convertible Preferred Stock (liquidation preference of $60,000,000) and $8,000,000 in cash, resulting in an extraordinary gain on early extinguishment of debt of $3,967,200 including a tax benefit of $790,000.

    At June 30, 1992, the Company reduced the net book value of certain assets by approximately $1,616,000 to reflect their estimated market value.

    In June 1992, the Company sold its rights in a film acquired by the Company. In exchange for the sale of rights, certain obligations were forgiven, resulting in a net loss of approximately $1,440,000.

YEAR ENDED DECEMBER 31, 1993:

    Pursuant to the Restructuring, the holders of $22,496,000 in principal amount of the Company's outstanding 14% Notes exchanged such notes which were past due and received $1,000 in principal amount of New Senior Notes for each $1000 in principal amount of 14% Notes exchanged. In addition, the holders of $12,700,000 in principal amount of the Company's outstanding 13% Notes exchanged such notes and received $1,000 in principal amount of New Senior Notes for each $1000 in principal amount of 13% Notes exchanged, plus 50% of accrued interest ($732,000) in New Senior Subordinated Notes. (See Note B(1)).

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

    Also pursuant to the Restructuring, 8,000 shares of the Company's Series D Preferred, representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock. In addition, $14,600,000 in face amount of the Existing 10% Debentures, representing all of the Company's outstanding Existing 10% Debentures (other than $35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS), was exchanged for 21,900,000 shares of the Company's Common Stock. (See Note B(4)).

    Pursuant to the terms of a Contribution and Exchange Agreement in satisfaction of approximately $17,686,000 of a $32,200,000 loan plus accrued interest previously extended to Carolco by Pioneer, Canal+ and RCS (collectively, the "Strategic Investors"), Carolco transferred to Pioneer, Cinepole and an affiliate of RCS, 3,885,223, 1,180,030 and 1,180,030 shares of the common stock of LIVE, respectively, representing all of the shares of LIVE common stock held by Carolco. Pursuant to the Contribution and Exchange Agreement, the remaining portion of the loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications, of 8,586,543, 3,051,660 and 3,253,337 shares of Carolco's common stock, $.01 par value per share, respectively. (See Note B(5)).

    Pursuant to the Contribution and Exchange Agreement, each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and Existing 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock. (See Note B(5)).

    In addition, pursuant to the terms of the Contribution and Exchange Agreement, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any Existing 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. (See Note B(5)).

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                   PREFERRED STOCK                 NUMBER OF
                                     -------------------------------------------    COMMON
                                     SERIES A  SERIES B    SERIES C    SERIES E     SHARES
                                     --------  ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS)
BALANCE at December 31, 1990.......  $ --      $     30    $     60    $  --         30,281
  Exercise of stock options........    --         --          --          --            142
  Purchase of treasury stock.......    --         --          --          --          --
  Consent solicitation.............    --         --          --          --            201
  Sale of treasury stock...........    --         --          --          --          --
  Preferred dividends..............    --         --          --          --          --
  Net Loss -- 1991.................    --         --          --          --          --
                                     --------  ---------   ---------   ---------   ---------
BALANCE at December 31, 1991.......    --            30          60       --         30,624
  Proceeds from issuance of
   preferred stock -- Series E.....    --         --          --             13       --
  Increase of Series D to
   liquidation value...............    --         --          --          --          --
  Preferred dividends..............    --         --          --          --          --
  Net Loss -- 1992.................    --         --          --          --          --
                                     --------  ---------   ---------   ---------   ---------
BALANCE at December 31, 1992.......  $ --      $     30    $     60    $     13      30,624
  Proceeds from issuance of New
   Preferred and 5% Notes, net of
   costs...........................       83      --          --          --          --
  Exchange of Existing 10%
   Debentures and Series D
   Preferred for common stock, net
   of costs........................    --         --          --          --         22,500
  Exchange and Contribution of
   Strategic Investor Securities,
   net of costs....................    --           (30)        (60)        (13)     72,000
  Satisfaction of Strategic
   Investor Loan, net of costs.....    --         --          --          --         14,891
  Other............................    --         --          --          --          --
  Preferred Dividends..............    --         --          --          --          --
  Net Loss -- 1993.................    --         --          --          --          --
                                     --------  ---------   ---------   ---------   ---------
BALANCE at December 31, 1993.......  $    83   $      0    $      0    $      0     140,015
                                     --------  ---------   ---------   ---------   ---------
                                     --------  ---------   ---------   ---------   ---------

                                             ADDITIONAL                 RETAINED
                                     COMMON    PAID-IN     TREASURY     EARNINGS
                                     STOCK     CAPITAL       STOCK       TOTAL        TOTAL
                                     ------  -----------   ---------   ----------   ----------

BALANCE at December 31, 1990.......  $ 301   $  125,146    $(45,385)   $  110,925   $  191,077
  Exercise of stock options........      2          768       --           --              770
  Purchase of treasury stock.......   --         --            (200)       --             (200)
  Consent solicitation.............   --         --           --           --           --
  Sale of treasury stock...........   --            416      39,665        --           40,081
  Preferred dividends..............   --         --           --           (4,500)      (4,500)
  Net Loss -- 1991.................   --         --           --         (265,055)    (265,055)
                                     ------  -----------   ---------   ----------   ----------
BALANCE at December 31, 1991.......    303      126,330      (5,920)     (158,630)     (37,827)
  Proceeds from issuance of
   preferred stock -- Series E.....   --         12,788       --           --           12,801
  Increase of Series D to
   liquidation value...............   --           (590)      --           --             (590)
  Preferred dividends..............   --         --           --           (3,125)      (3,125)
  Net Loss -- 1992.................   --         --           --          (88,017)     (88,017)
                                     ------  -----------   ---------   ----------   ----------
BALANCE at December 31, 1992.......  $ 303   $  138,528    $ (5,920)   $ (249,772)  $ (116,758)
  Proceeds from issuance of New
   Preferred and 5% Notes, net of
   costs...........................   --         84,903       --           --           84,986
  Exchange of Existing 10%
   Debentures and Series D
   Preferred for common stock, net
   of costs........................    225       14,059       --           --           14,284
  Exchange and Contribution of
   Strategic Investor Securities,
   net of costs....................    720       50,116       --           --           50,733
  Satisfaction of Strategic
   Investor Loan, net of costs.....    149        9,481       --           --            9,630
  Other............................      3           30       --           --               33
  Preferred Dividends..............   --            814       --             (834)         (20)
  Net Loss -- 1993.................   --         --           --          (63,958)     (63,958)
                                     ------  -----------   ---------   ----------   ----------
BALANCE at December 31, 1993.......  $1,400  $  297,931    $ (5,920)   $ (314,564)  $  (21,070)
                                     ------  -----------   ---------   ----------   ----------
                                     ------  -----------   ---------   ----------   ----------

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION: Minimum guaranteed amounts from theatrical exhibition and revenues from home video, television and pay television license agreements are recognized when the license period begins from each motion picture or television program and such motion pictures or television programs are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized ratably during the period of exhibition. Cash collected in advance of the time of availability is recorded as advance collections on contracts.

    Once completed, a typical theatrical film will generally be made available for license as follows:

                                                                             MONTHS AFTER
                                                                               INITIAL        APPROXIMATE RELEASE
                              MARKETPLACE                                      RELEASE              PERIOD
                     ------------------------------                       ------------------  -------------------
Domestic theatrical.....................................................                                6 months
Domestic home video.....................................................           6 months             6 months
Domestic cable/pay television...........................................       12-18 months         12-24 months
Domestic network television.............................................       30-36 months         30-36 months
Domestic syndication television.........................................       30-36 months         36-60 months
Foreign theatrical......................................................                              4-6 months
Foreign video...........................................................        6-12 months          6-18 months
Foreign television......................................................       18-24 months         18-30 months

    SALES REVENUE AND RETURNS RECOGNITION: Revenue from sales is generally recognized upon shipment to the customer. However, in accordance with industry practice, certain sales are made with the right to return unsold items. An allowance is provided for the gross profit impact of future sales returns, which reduces sales and cost of goods sold accordingly.

    FILM COSTS: Production, print and advertising costs (which benefit future periods) and interest are capitalized as film costs. Film costs are stated at the lower of cost or net realizable value. The individual film forecast method is used to amortize film costs. Costs accumulated in the production and distribution of a film are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as film cost inventories are amortized.

    Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. When necessary, unamortized film costs are written down to net realizable value based on this appraisal.

    VIDEO RIGHTS: Video rights attributable to LIVE Entertainment Inc.'s ("LIVE") home video subsidiary, LIVE Home Video Inc. ("LHV"), which include minimum guaranteed payments, accrued royalties and advertising and promotional costs associated with unreleased titles, were stated in the aggregate at the lower of unrecovered cost or estimated net realizable value. Video rights were amortized in amounts estimated to match such costs with revenues earned to date in proportion to management's estimate of total anticipated revenues. As revenue estimates change, amortization was adjusted accordingly. Where video rights were acquired from producers for a guaranteed minimum payment, and the producer retained a participation in the video profits, the video profits were allocated to the Company until the guaranteed minimum payment was recovered, after which the producer's share was accrued.

    INVENTORY VALUATION: The inventory of LHV consisted of duplicated videocassettes and boxes and was stated at the lower of actual cost or market. All other inventories, which consist of pre-recorded music, videocassettes and accessories, were stated at the lower of cost or market determined by using average costs which approximates the first-in, first-out (FIFO) method.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    CONCENTRATION OF CREDIT RISKS: The Company licenses various rights in its motion pictures to distributors throughout the world. Generally, payment is received in full or in part, or letters of credit are obtained, prior to the Company's release of the films to its distributors. LIVE sells pre-recorded music and videocassettes to wholesalers, retailers and consumers. Credit is extended to wholesalers and retailers based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Credit risk relating to the sale and distribution of videocassettes by WEA Corp. ("WEA") to LHV's customers was assumed by WEA under the terms of a three-year distribution agreement (see Note K).

    LIVE placed its temporary cash investments with high credit quality financial institutions and limited the amount of credit exposure to any one financial institution. Generally, the investments made matured within 30 days and therefore were subject to little risk. LIVE did not incur any losses related to these investments.

    The Company places its temporary cash investments principally in repurchase agreements, money markets and government bond funds with its banks, which are high credit, quality financial institutions. As of December 31, 1993 the Company had no significant concentration of credit risk.

    FINANCIAL INSTRUMENTS: The fair market value of the Company's, and in 1992, LIVE's financial instruments (debt obligations) has been reflected in the consolidated financial statements based on the results of the consummation of their respective financial restructurings as described in Notes B and D.

    The financial instruments (assets) of the Company, and in 1992, LIVE are generally short-term in nature and the fair market value of such financial instruments are equal to their carrying value.

    PROPERTY AND EQUIPMENT:   Property  and equipment  are carried  at cost  and
depreciated or amortized using the straight-line and accelerated methods over the following useful lives:

                                                                        5-13
Equipment, furniture and leasehold improvements..................      years
Vehicles.........................................................    5 years
Building.........................................................   30 years

    NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period, after appropriate elimination from net income of a pro rata
amount  of  preferred  dividends.   Common  equivalent  shares,  consisting   of
outstanding stock options and warrants, the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Convertible Exchangeable Preferred Stock and Series E Convertible Preferred Stock, are included in the calculation to the extent they are dilutive. Other potentially dilutive securities, including the 10% Convertible Subordinated Debentures due 2006 and the 5% Payment-In-Kind Convertible Subordinated Notes due 2002, were excluded in 1991, 1992 and 1993 because the effect of their inclusion would be antidilutive.

    GOODWILL: Goodwill in 1992 represented both LIVE's excess consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets of such companies and the application of pushdown accounting associated with the Company's purchase of LHV in 1986. Goodwill was amortized principally on the straight-line basis over periods ranging from 7 to 30 years. It has been the Company's policy to evaluate goodwill and recognize impairment if it is probable that the recorded amounts are not recoverable from future cash flows. Goodwill was eliminated as a result of the sale of the Company's investment in LIVE.

    INCOME TAXES: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes". Previously, the Company used SFAS No. 96 "Accounting for Income Taxes". The adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations for the year ended December 31, 1993. Current and deferred federal income taxes are provided based on the Company and its U.S. subsidiaries owned 80% or more, filing

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) a consolidated tax return and, in 1991 and 1992, LIVE and its U.S. subsidiaries owned 80% or more, filing a separate consolidated tax return. Deferred taxes have been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Income tax expense or benefit for 1991 and 1992 includes amounts for both the Company and LIVE. Income tax expense for 1993 represents the sum of taxes currently payable and the increase or decrease in deferred taxes during the period for the Company only.

    Deferred income taxes principally relate to the differences in accounting for film and video rights and the related amortization for financial statement and tax return purposes as well as from financial statement reserves such as sales returns and allowances and other reserves not currently deductible for tax purposes. Goodwill was reduced for the tax effect of LIVE's preacquisition net operating losses utilized to reduce current and deferred federal, state or foreign income taxes.

    FOREIGN CURRENCY TRANSLATION: Most of the Company's foreign subsidiaries use the U.S. dollar as the functional currency. Other assets and liabilities are translated into U.S. dollars at current exchange rates. Revenues and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period. Gains and losses resulting from the translation of foreign currencies into U.S. dollars were not significant for any period.

    RECLASSIFICATIONS: Certain reclassifications were made to the 1991 and 1992 financial statements to conform to the 1993 presentation.

    RESTATEMENTS: The 1991 and 1992 statements of operations have been restated to reflect the Specialty Retail Division of LIVE as a discontinued operation (see Note F).

    CASH EQUIVALENTS: Cash equivalents were mainly highly liquid investments of LIVE which matured in three months or less when purchased.

    RESTRICTED CASH: In 1992, restricted cash was mainly LIVE's cash on deposit with foreign banks, representing collateral for demand loans or funds subject to certain foreign restrictions, and collateral for domestic letters of credit relating to video rights obligations. Such restricted cash was expected to be available to LIVE within 12 months of the balance sheet date. In 1993, restricted cash of $1,255,000 represented funds on deposit by the Company to satisfy an obligation of the Company to Mr. Kassar.

NOTE A -- BASIS OF PRESENTATION
    The accompanying consolidated financial statements include the accounts of Carolco Pictures Inc. and its subsidiaries; The Vista Organization Partnership, L.P.; The Vista Organization, Ltd. ("Vista"); Carolco Television Inc. (formerly known as Orbis Communications Inc.) ("CTI") and Carolco Studios Inc. (Delaware) (formerly known as Carolco Television Inc.) (collectively, the "Company" or "Carolco"), after elimination of material intercompany accounts and transactions. Such companies are engaged in the entertainment industry and their principal activities include the production, acquisition and distribution of feature films.

    As of December 31, 1992 and 1991 and for the years then ended, the Company had majority voting control over LIVE and its subsidiaries. Subsequent to the LIVE restructuring, which was completed in March 1993 (see Note D), the Company owned approximately 35.5% of the voting equity of LIVE and Pioneer, as defined below, a related party, owned approximately 30% of LIVE's voting equity. Under the terms of the Company's financial Restructuring, described in Note B(5), the Company assigned all of the shares of LIVE Common Stock owned by the Company in discharge of a portion of an obligation. As a result, as of December 31, 1993, the Company owns no shares of LIVE Common Stock.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- BASIS OF PRESENTATION (CONTINUED)
    The Company's consolidated financial statements include LIVE on a consolidated basis for 1991 and 1992 and on an equity accounting basis for 1993 until the Company's investment in LIVE was disposed of (see Note B(5) and Note E.) The Company's historical results of operations have not been restated to reflect LIVE as a discontinued operation because the Company and LIVE have announced their intent to effect a business combination (see Note C.)

    The Company's subsidiary, LIVE, was restricted under the terms of its debt and preferred stock agreements from paying dividends, making loans, or transferring funds to the Company. At December, 31, 1992, the Company's interest in the restricted net assets of LIVE approximated $9,000,000 and there were no undistributed earnings of LIVE included in the Company's accumulated deficit.

    The following sets forth the condensed parent company balance sheet for December 31, 1992 and the condensed parent company statements of operations and cash flows for the years ended December 31, 1991 and 1992 which reflect Carolco's investment in LIVE on the equity method of accounting.

                            CONDENSED BALANCE SHEETS
                                 PARENT COMPANY

                                                                               DECEMBER 31,
                                                                                   1992
                                                                              --------------
                                                                              (IN THOUSANDS)
ASSETS
Cash and restricted cash of $21.............................................    $   13,180
Accounts receivable, net....................................................        67,922
Accounts receivable, related parties........................................        10,054
Film costs, net of accumulated amortization.................................       117,878
Property and equipment, net.................................................        21,977
Investment in LIVE..........................................................        26,383
Other assets................................................................         9,920
                                                                              --------------
    TOTAL ASSETS............................................................    $  267,314
                                                                              --------------
                                                                              --------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities:
  Accounts payable and accrued liabilities..................................    $   43,014
  Accrued residuals and participations......................................        32,572
  Debt......................................................................       130,800
  Advance collections on contracts..........................................        30,447
  Contractual obligations...................................................         1,180
  Notes and amounts payable, related parties................................       105,500
  Other liabilities.........................................................        25,159
                                                                              --------------
                                                                                   368,672
Series D Convertible Exchangeable Preferred Stock...........................        15,400
Stockholders' Deficiency....................................................      (116,758)
                                                                              --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............................    $  267,314
                                                                              --------------
                                                                              --------------

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- BASIS OF PRESENTATION (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 PARENT COMPANY

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                        --------------------
                                                                          1991       1992
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Total Revenues........................................................  $ 239,748  $ 273,907
Costs and Expenses:
  Amortization of film costs, residual and participations.............    266,743    289,786
  Selling, general and administrative expenses........................     34,378     33,667
  Interest expense....................................................     32,166     26,067
  Amortization of goodwill and covenants..............................     15,062     --
  Costs associated with restructure...................................     88,400      2,626
  Other expenses......................................................      6,559      7,238
                                                                        ---------  ---------
Total Costs and Expenses..............................................    443,308    359,384
                                                                        ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF AFFILIATED
 COMANY AND PROVISION FOR INCOME TAXES................................   (203,560)   (85,477)
  Equity in loss from continuing operations of affiliated company.....     (9,043)    (8,762)
                                                                        ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES.....   (212,603)   (94,239)
  Provision for income taxes..........................................     (4,181)    (1,224)
                                                                        ---------  ---------
LOSS FROM CONTINUING OPERATIONS.......................................   (216,784)   (95,463)
  Equity in (loss) income from discontinued operations of affiliated
   company............................................................    (48,271)       548
                                                                        ---------  ---------
NET LOSS BEFORE EXTRAORDINARY ITEM....................................   (265,055)   (94,915)
  Extraordinary item..................................................     --          4,916
  Equity in extraordinary item of affiliated company..................     --          1,982
                                                                        ---------  ---------
NET LOSS..............................................................  $(265,055) $ (88,017)
                                                                        ---------  ---------
                                                                        ---------  ---------

                See notes to consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- BASIS OF PRESENTATION (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 PARENT COMPANY

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                        --------------------
                                                                          1991       1992
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Cash provided by (used in) operating activities.......................  $ (80,616) $  62,202
Investing activities:
  Purchase of Vista minority interest.................................     15,062     --
  Inventory sold to Multimedia........................................      9,814     --
  Other...............................................................       (804)      (737)
                                                                        ---------  ---------
                                                                           24,072       (737)
Financing Activities:
  Proceeds from debt facilities.......................................    115,355     --
Payments on debt facilities...........................................   (114,705)  (152,256)
  Proceeds from sale of treasury stock................................     36,515     --
  Proceeds from issuance of 10% convertible debentures................     47,500     --
Proceeds from issuance of Series D convertible exchangeable preferred
 stock................................................................     16,762     --
  Extraordinary gain on extinguishment of debt........................     --          4,916
  (Increase) decrease in restricted cash..............................    (44,354)    44,333
  Payment of dividends................................................     (4,500)    (3,125)
  (Increase) decrease in amounts receivable, related parties..........      7,446     (9,204)
  Proceeds from sale of receivables...................................     --         23,125
  Proceeds from issuance of Series E Preferred Stock..................     --         12,801
  Increase in notes and amounts payable, related parties..............      1,146     61,094
  Repurchase 14% Senior Notes.........................................     (9,934)   (32,949)
  Other...............................................................       (513)    (3,767)
                                                                        ---------  ---------
                                                                           50,718    (55,032)
                                                                        ---------  ---------
Increase (decrease) in cash...........................................  $  (5,826) $   6,433
                                                                        ---------  ---------
                                                                        ---------  ---------

NOTE B -- FINANCIAL RESTRUCTURINGS

    1993 RESTRUCTURING:

    On October 20, 1993, the Company completed a financial restructuring (the "Restructuring"), which had been proposed in order to reduce or satisfy certain of the Company's then current and future financial obligations and to provide the Company with additional capital to permit the continuation of the Company as a going concern. The following is a description of the consummation of the main components of the Restructuring, certain actions taken in conjunction therewith and certain of the agreements entered into in connection therewith.

    (1) CONSUMMATION OF EXCHANGE OFFERS. Pursuant to the Restructuring, the holders of $22,496,000, or 66.6%, in principal amount of the Company's outstanding 14% Senior Notes due June 1, 1993 (the "14% Notes") exchanged such notes which were past due and received $1,000 in principal amount of 11.5%/10% Reducing Rate Senior Notes due 2000 (the "New Senior Notes") plus $102.08 in accrued interest for each $1,000 in principal amount of 14% Notes exchanged. In addition, the holders of $12,700,000, or 78.7%, in principal amount of the Company's outstanding 13% Senior Subordinated Notes due December 1, 1996 (the "13% Notes") exchanged such notes and received $1,000 in principal amount of 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (the "New Senior Subordinated Notes") plus $115.40 in accrued

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -- FINANCIAL RESTRUCTURINGS (CONTINUED) interest for each $1,000 in principal amount of 13% Notes exchanged, 50% of which was paid in cash and 50% of which was paid in additional New Senior Subordinated Notes. The exchange of 14% Notes for New Senior Notes and the exchange of 13% Notes for New Senior Subordinated Notes described above are collectively referred to herein as the "Exchange Offers." Thus, $22,496,000 in aggregate principal of New Senior Notes and $13,431,700 in aggregate principal amount of New Senior Subordinated Notes were issued and approximately $3,030,300 of cash representing accrued interest was paid as part of the Exchange Offers.

    $11,259,000 in principal amount of the 14% Notes (approximately 33%) was not tendered pursuant to the Exchange Offers. Since the 14% Notes were due and payable on June 1, 1993, approximately $12,701,000 was paid in the aggregate to the holders thereof representing all principal and accrued and unpaid interest due on such untendered 14% Notes.

    $3,445,000 in principal amount of the 13% Notes (approximately 21%) was not tendered pursuant to the Exchange Offers and approximately $235,000 was paid in the aggregate to the holders thereof representing accrued and unpaid interest due on such untendered 13% Notes.

    As a result of the Exchange Offers, the Company recognized an extraordinary loss on the extinguishment of debt of $1,323,000.

    (2) CONSUMMATION OF CONSENT SOLICITATION. Concurrently with the Exchange Offers, the Company solicited the consents (the "Consent Solicitation") of holders of the 13% Notes to certain amendments to the indenture governing the 13% Notes (the "Amendments"). As of September 30, 1993, $11,605,000 in principal amount of 13% Notes owned by persons other than the Company and its affiliates (77%) consented to the Amendments and the Amendments were approved. An amendment and restatement of the Indenture dated as of December 1, 1986 between the Company and J. Henry Schroder Bank & Trust Company, as trustee, governing the Company's 13% Notes, as amended by the First Supplemental Indenture dated as of July 8, 1987 between the Company and IBJ Schroder Bank & Trust Company, as trustee (the "Amended 13% Note Indenture"), was entered into as of September 30, 1993 and the Amendments became effective October 20, 1993. The Amendments are binding upon all holders retaining 13% Notes, whether or not such holders consented to adoption of the Amendments.

    Holders of 13% Notes who consented to the Amendments also waived certain events of default under the indenture governing the 13% Notes (the "13% Note Indenture") and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture.

    (3) PURCHASES OF NEW PREFERRED STOCK AND 5% NOTES FOR CASH. Pursuant to the terms of a Securities Purchase Agreement (the "Securities Purchase Agreement") dated as of May 25, 1993, as amended, among the Company, Pioneer LDCA, Inc. ("Pioneer"), Cinepole Productions B.V. ("Cinepole"), a wholly owned subsidiary of Le Studio Canal+ S.A. ("Canal+") and MGM Holdings Corporation ("MGM Holdings"), Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000, 12,500 and 30,000 shares of Series A Convertible Preferred Stock, a newly designated series of the Company's series preferred stock ("New Preferred"), respectively, in exchange for $40,000,000, $12,500,000 and $30,000,000, respectively. The New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefor, in additional shares of New Preferred. Each share of New Preferred will be convertible at the option of the holder into Common Stock of the Company at $.60 per share.

    Pursuant to the Securities Purchase Agreement, MGM Holdings also purchased from the Company $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Interest accruing on or prior

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -- FINANCIAL RESTRUCTURINGS (CONTINUED) to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which MGM receives $100,000,000 in distribution fees under the MGM Distribution Agreement. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, a holder of a 5% Note may elect to convert such 5% Note into Common Stock of the Company at the same conversion rate (subject to certain adjustments,) effective on the maturity date (October 2002) or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets. Consistent with the treatment of MGM Holdings as a "principal shareholder," the Company recorded the 5% Notes in Notes and Amounts Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%. The discount of $8,639,000 was recorded as an increase to equity. The Company will recognize additional interest expense of approximately $960,000 per year related to the amortization of this discount.

    These transactions resulted in an increase to equity of approximately $84,986,000.

    (4) EXCHANGE OF EXISTING 10% DEBENTURES AND SERIES D PREFERRED. 8,000 shares of the Company's Series D Preferred, representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock. The holder of Series D Preferred (other than Cinepole) also received $20,000 in cash representing a portion of accrued but unpaid dividends thereon. In addition, $14,600,000 in face amount of the Existing 10% Debentures, representing all of the Company's outstanding Existing 10% Debentures (other than $35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS), was exchanged for 21,900,000 shares of the Company's Common Stock. These transactions resulted in an increase to equity of approximately $14,204,000.

    (5) SATISFACTION OF STRATEGIC INVESTOR LOAN. Pursuant to the terms of a Contribution and Exchange Agreement dated as of May 25, 1993, as amended (the "Contribution and Exchange Agreement") among the Company, Pioneer, Canal+, Cinepole, RCS Video International Services, B.V. ("RCS"), RCS Video Services Antilles N.V. and RCS Communications, in satisfaction of approximately $17,686,000 of a $32,200,000 loan plus accrued interest (the "Strategic Investor Loan") previously extended to Carolco by Pioneer, Canal+ and RCS (collectively, the "Strategic Investors"), Carolco transferred to Pioneer, Cinepole and an affiliate of RCS, 3,885,223, 1,180,030 and 1,180,030 shares of the common stock of LIVE, respectively, representing all of the shares of LIVE common stock held by Carolco. Pursuant to the Contribution and Exchange Agreement, the remaining portion of the Strategic Investor Loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications, of 8,586,543, 3,051,660 and 3,253,337 shares of Carolco's common stock, $.01 par value per share (the "Common Stock"), respectively.

    EXCHANGE OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES FOR COMMON STOCK. Pursuant to the Contribution and Exchange Agreement, each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and 10% Convertible Subordinated Debentures due 2006 ("Existing 10% Debentures") held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock.

    CONTRIBUTION OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES TO THE COMPANY. In addition, pursuant to the terms of the Contribution and Exchange Agreement, each of the Strategic Investors transferred to the

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -- FINANCIAL RESTRUCTURINGS (CONTINUED)
Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any Existing 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. As a result of the various exchanges and contributions (including the exchange described below), all of the Company's Existing 10% Debentures, Series B Convertible Preferred Stock (the "Series B Preferred"), Series C Convertible Exchangeable Preferred Stock (the "Series C Preferred"), Series D Preferred Stock (the "Series D Preferred"), and Series E Convertible Preferred Stock (the "Series E Preferred") ceased to be outstanding.

    The above transactions resulted in an increase to equity of $60,072,000.

    (6) NEW DISTRIBUTION AGREEMENT. Carolco has entered into a new distribution agreement (the "MGM Distribution Agreement") with Metro-Goldywn-Mayer Inc. ("MGM"), an affiliate of MGM Holdings, to take effect upon the December 31, 1993 expiration of the Company's current agreement with Tri-Star Pictures Inc. Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories the Company's motion pictures (which are required to meet certain criteria) until the later of delivery of all qualifying pictures which commence principal photography prior to sixty months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs for the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing release prints for United States theatrical release and marketing and advertising costs for such release, unless the Company elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter. In addition to domestic theatrical and non-theatrical rights, MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, the Company has entered into a definitive agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. The Company has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

    (7) STANDBY PURCHASE AND INVESTMENT AGREEMENT. The Company, Pioneer, Le Studio Canal+, Cinepole, RCS and Tele-Communications, Inc. ("TCI") entered into a standby purchase and investment agreement (the "Standby Agreement") pursuant to which Pioneer, Cinepole and RCS have committed to purchase up to $27,500,000 principal amount of new 7% Convertible Subordinated Notes due 2006 of the Company (the "7% Notes") on the later of December 30, 1994 or the date upon which certain conditions are met, and Le Studio Canal+ and TCI have committed to invest up to $27,500,000 in co-productions of the Company's motion pictures, commencing upon the satisfaction of certain conditions, but in no event earlier than December 30, 1994 (the "Co-Production Investments"). The total amount invested pursuant to the Standby Agreement will not exceed $47,500,000.

    The Standby Agreement provides that Cinepole, Pioneer and RCS have committed to purchase $7,500,000, $10,000,000 and $2,500,000 in principal amount of 7%
Notes, respectively, which amounts are subject to adjustment. Also, under the Standby Agreement, Le Studio Canal+ and TCI have committed to make $17,500,000 and $10,000,000, respectively, of Co-Production Investments, which amounts will be subject to adjustment. Le Studio Canal+ is entitled to reduce its obligation to make Co-Production Investments by up to $7,500,000 if its subsidiary commits to purchase additional 7% Notes in the amount of such reduction.

    The   amount  of  each  investor's  commitment  to  make  the  Co-Production
Investments will be in the nature of a revolving commitment in that the commitment will be reduced by the amount of funds actually

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -- FINANCIAL RESTRUCTURINGS (CONTINUED) contributed by such investor and will be increased by the amount of previous contributions recovered by such investor from the distribution of film receipts. Subject to certain limited exceptions, the commitment to make Co-Production Investments will terminate on December 30, 1997.

    (8) ACQUISITION OF VISTA. In conjunction with the Restructuring, Carolco acquired all of the outstanding shares of common stock (the "Vista Common Stock") of Vista, other than shares owned by Carolco, together with all of the Carolco Series A Common Stock Put Rights associated therewith and represented thereby (the "Series A Puts") in a two-step transaction consisting of a tender offer and a subsequent merger. As a result thereof, $19,181,800 in principal amount of New Senior Notes was issued and cash of $1,961,000 for interest was paid in exchange for 17,765,093 shares of Vista Common Stock and associated Series A Puts. In addition, approximately $3,465,000 in cash was paid to the holders of Vista Common Stock and associated Series A Puts, (other than Carolco or its affiliates) in exchange for 4,618,016 shares of Vista Common Stock and associated Series A Puts. As a result of the transaction, Vista became a wholly-owned subsidiary of Carolco and ceased operations.

    The Company recognized an extraordinary loss on this transaction of approximately $50,000.

    In connection with the 1989 purchase of 11,000,000 newly-issued shares of common stock of Vista, the Company in December of 1991 recorded a liability of approximately $24,400,000 representing the amount owed to the holders of the Series A Puts as of April 2, 1992, and in connection therewith, recognized a $15,062,000 charge to operations related to the write-off of goodwill.

    (9) OTHER AGREEMENTS. The Company also entered into certain agreements contemplating potential pre-theatrical pay-per-view broadcasts by TCI of future Carolco motion pictures and with respect to potential equity investments in the Company by TCI. The Company, the Strategic Investors and MGM Holdings also entered into a Registration Rights Agreement dated as of October 20, 1993 pursuant to which the Company granted certain registration rights covering the New Preferred, the 5% Notes and the Common Stock issuable to the Strategic Investors and MGM Holdings in connection with the Restructuring and Common Stock issuable upon conversion of the New Preferred, 5% Notes and 7% Notes and certain other Common Stock held by RCS and by the other Strategic Investors.

    (10) RESULTS OF SPECIAL MEETING OF STOCKHOLDERS. At the Company's Special Meeting of Stockholders (in lieu of its 1992 and 1993 Annual Meetings) held on September 30, 1993, adjourned, and eventually concluded on October 18, 1993, the stockholders approved, among other things, an increase in the authorized number of shares of Common Stock from 100,000,000 to 650,000,000 and amendments to the Company's 1989 Stock Option Plan and Stock Appreciation Rights Plan to, among other things, increase the number of shares of Common Stock for which options may be granted by an additional 27,500,000 shares.

    As a result of the Restructuring described above, the Company has altered its business strategy to focus on the production and distribution of its "event" motion pictures. The Company has abandoned the business of acquiring and distributing foreign rights for films produced by other motion picture companies. Therefore, the remaining foreign distribution rights owned by the Company cannot be packaged with newly acquired rights, and the Company's ability to recoup the value of such foreign rights has been significantly impaired. Also, as a result of the MGM Distribution Agreement, MGM will license all future motion pictures produced by the Company in certain territories. The Company believes this arrangement will impair its ability to license remaining rights to previous motion pictures in these territories. Accordingly, the Company has reduced the net realizable value of its film costs by $4,744,000.

    1992 RESTRUCTURING:

    In December 1991, the Company began discussions with Pioneer, Canal & RCS in order to alleviate the Company's liquidity problems. In March 1992, the Company entered into definitive agreements with Pioneer, Canal and RCS to help alleviate the Company's liquidity problems (the "1992 Restructuring"). In

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -- FINANCIAL RESTRUCTURINGS (CONTINUED) anticipation of the 1992 Restructuring, in 1991, the Company recorded costs associated with restructuring of $88,400,000, consisting of provisions for losses due to the sale of certain film rights and programming ($57,400,000), writedown of development and term deal costs ($13,500,000) and legal, severance and other expenses ($17,500,000). In 1992, the Company recorded additional costs of $2,626,000 associated with this restructuring.

NOTE C -- PROPOSED BUSINESS COMBINATION WITH LIVE
    On March 24, 1994, the Company and LIVE announced that they have agreed in principle to a combination of the two companies (the "Business Combination"). The Business Combination will be structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE common stock for each 5.5 shares of Carolco common stock currently held. The exchange ratio will be adjusted based on the market price of Carolco common stock prior to the consummation of the Business Combination subject to two limitations designed to limit the effect of market fluctuations on both Carolco and LIVE stockholders. The number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged for one share of LIVE is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. Likewise, the number will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. As a result, the current LIVE stockholders will own between approximately 22% and 29% of the surviving corporation and the remainder will be owned by the current Carolco stockholders. Therefore, the Business Combination, if consummated, will be treated as a reverse merger/ acquisition of LIVE by Carolco for accounting and financial reporting purposes. The corporation resulting from the Business Combination will be named Carolco Entertainment Inc.

    The Business Combination is subject to a number of conditions, including the redemption of LIVE's Series B Cumulative Convertible Preferred Stock, certain amendments to various public and private securities of LIVE and the availability of financing commitments prior to the combination. The Business Combination is also subject to the execution of a definitive Business Combination agreement, the approval of the combination by the non-affiliated common stockholders of both companies and other customary conditions to closing. The definitive agreement will be subject to approval by both companies' boards of directors and the receipt of fairness opinions from independent investment firms for both companies. On March 17, 1994, The Seidler Companies Incorporated advised the Carolco Board of Directors that, based on then current conditions, they would be prepared to deliver their opinion that the financial terms of the Business Combination are fair to the unaffiliated stockholders of Carolco. Chemical Securities Inc., an affiliate of Chemical Bank, has delivered their opinion to the LIVE Board of Directors that, based on the conditions and assumptions contained therein, the financial terms of the Business Combination are fair to the unaffiliated stockholders of LIVE. There can be no assurances that the business combination will be consummated, or, if consummated, will be consummated on the terms set forth above.

NOTE D -- LIVE RESTRUCTURING
    On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed LIVE's prepackaged plan of reorganization (the "LIVE Prepackaged Plan") providing for the issuance of $40,000,000 in principal amount of new Increasing Rate Secured Senior Subordinated Notes due 1999 (the "Exchange Notes") (see Note K), 6,000,000 shares of LIVE Series B, with a liquidation preference of $60,000,000, par value $1.00 per share initially bearing a dividend of 5% if paid in cash or 8% if paid in kind (the "Exchange Preferred Stock") and $8,000,000 in cash, replacing $110,000,000 principal amount of LIVE's outstanding 14.5% Senior Subordinated Notes due May 15, 1999 (the "14.5% Notes") plus accrued and unpaid interest of $12,672,000 through August 31, 1992 (see Note K) and 1,050,000 shares of outstanding Series A Cumulative Convertible Preferred Stock (with a liquidation preference of $21,000,000) plus accrued and unpaid dividends of $872,000 as of August 31, 1992 (the "Outstanding

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D -- LIVE RESTRUCTURING (CONTINUED)
Preferred Stock") (the 14.5% Notes and the Outstanding Preferred Stock are referred to herein collectively as the "Outstanding Securities"). This completed the financial restructuring of LIVE, begun in 1992 (the "LIVE Restructuring") that contemplated these transactions. Reorganized LIVE emerged from bankruptcy on March 23, 1993. As the Exchange Notes and Exchange Preferred Stock began accruing interest and dividends, respectively, on September 1, 1992 and LIVE received sufficient votes to assure the success of the LIVE Prepackaged Plan, the financial impact of the LIVE Restructuring is reflected in LIVE's 1992 consolidated financial statements.

    Upon tender of their Outstanding Securities to American Stock Transfer & Trust Company, the holders of the Outstanding Securities received the following:

        $72.727  in cash  plus $335.20 principal  amount of  Exchange Notes plus
    50.28 shares of Exchange Preferred Stock, for each $1,000 principal amount of LIVE Outstanding Notes; and

        $2.98 principal amount of Exchange Notes plus 0.447 shares of Exchange Preferred Stock for each share of Outstanding Preferred Stock.

    In 1992, LIVE recognized an extraordinary gain on the LIVE Restructuring of $3,967,000, including income tax benefit of $790,000.

NOTE E -- ACQUISITIONS

    LIVE

    LIVE was formed as a Delaware corporation in 1988 and its largest ongoing businesses are LIVE Home Video Inc. ("LHV") and LEI-IVE Entertainment N.V. ("LIVE NV"), which acquire rights to theatrical motion pictures, children's films and special interest programs which they market and distribute on videocassettes to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally (LIVE NV). As part of its international activities, LIVE owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. LIVE also operates the
"Specialty Retail Division", consisting of its wholly-owned subsidiary Strawberries Inc. ("Strawberries"), and Strawberries' wholly-owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"). The Specialty Retail Division engages in the retail sale of audio records and tapes, compact discs and video products and consists of 138 stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area. The Specialty Retail Division has a January 31 year end. In 1991, LIVE sold substantially all of the assets of its wholly-owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), including Navarre Corporation ("Navarre"), a wholly-owned subsidiary of Lieberman. Lieberman and Navarre provided specialized merchandise services to mass merchandisers and retailers throughout the United States. LIVE's continuing operations are principally in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

    Prior to June 25, 1991, the Company owned 4,940,555 shares of the Common Stock of LIVE representing approximately 47% of all of LIVE's issued and outstanding Common Stock and 1,084,000 shares of LIVE's Series A Common Stock which were non voting and convertible, under certain circumstances, into one and one-half shares of LIVE Common Stock. On June 25, 1991, the Company and LIVE agreed to exchange the 1,084,000 shares of LIVE's Series A Common Stock held by the Company for 1,626,000 shares of LIVE Common Stock (the "Exchange Transaction"). Subsequent to the Exchange Transaction, the Company owned approximately 53% of the Common Stock of LIVE. In June 1992, the Company sold directly to the Strategic Investors 360,000 shares of Common Stock of LIVE owned by the Company. As of December 31, 1992 and 1991 and for the years then ended, the Company had majority voting control over

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E -- ACQUISITIONS (CONTINUED)
LIVE. In March 1993, the LIVE Restructuring (see Note D) reduced the Company's voting interest in LIVE to 35.5%. As a result of the Restructuring (see Note B(5)), effective October 20, 1993, the Company no longer owns any shares of LIVE Common Stock.

    Prior to the Exchange Transaction described above, the Company accounted for the results of LIVE's operations on the equity method. Subsequent to the Exchange Transaction, LIVE's financial position at December 31, 1991 and 1992 and the results of its operations for the years then ended have been consolidated with those of the Company. Subsequent to the LIVE Restructuring and the Restructuring, the Company accounted for the results of LIVE's operations on the equity method.

NOTE F -- DISCONTINUED OPERATIONS
    VCL entered into a series of agreements with Rank Video Services GmbH ("Rank Germany") whereby Rank Germany became the exclusive provider of videocassette duplication services to VCL. As part of those agreements, Rank Germany paid VCL 2,000,000 Deutschemarks ("DM") and placed an additional DM 3,000,000 in escrow to be paid to VCL (together with accrued interest on such DM 3,000,000) upon completion of LIVE's Restructuring (see Note D). The escrow was released to VCL on April 2, 1993. A portion of the funds advanced to VCL must be repaid to Rank Germany if certain minimum volume duplication requirements are not met. The DM 5,000,000 paid by Rank Germany to VCL has been recorded as a liability on the books of LIVE and this amount will be amortized against cost of sales as product is received from Rank Germany. Prior to the effectiveness of its agreements with Rank Germany, VCL had been satisfying its duplication requirements through its in-house duplication facility, which had been recorded as an asset held for sale since the date LIVE acquired VCL and which has since been disposed of. As of VCL's 1992 fiscal year end, $642,000 has been amortized against cost of sales and the remaining balance is classified as deferred revenue. The net loss associated with VCL's duplication operations and certain other operations through June 30, 1991 of $810,000 was reserved for at the acquisition date and has therefore been excluded from the results of operations. Beginning in the third quarter of 1991, the results of operations related to these activities have been included in the Consolidated Statements of Operations and are not material.

    In March 1994, LIVE announced its intention to dispose of its interest in the Specialty Retail Division. Accordingly, for the year ended December 31, 1993, the Company has recorded a loss from Discontinued Operations of $730,000, representing its equity interest in the results of operations of the Specialty Retail Division. The Statements of Operations for the years ended December 31, 1991 and 1992 have been restated to reflect the results of operations of the Specialty Retail Division as Discontinued Operations. The Specialty Retail Division's revenues for the years ended December 31, 1991 and 1992 were $96,945,000 and $98,894,000, respectively; (loss) income before income taxes were ($2,796,000) and $992,000, respectively; and income tax benefits were $2,571,000 and $98,000, respectively.

    On July 26, 1991, Lieberman sold substantially all of its assets (other than its accounts receivable and its Navarre Independent Music and Navarre One-Stop businesses) to Handleman Company ("Handleman") for a total of approximately $74,600,000 in cash plus the assumption by Handleman of approximately $2,000,000 in liabilities. LIVE has sold or liquidated substantially all of the remaining assets and liabilities of Lieberman. On October 4, 1991 Lieberman sold all of the stock of Navarre for $750,000 in cash to a group headed by Navarre's Chief Operating Officer and Navarre agreed to repayment terms for $6,000,000 of funds previously advanced to it by Lieberman. The full amount was satisfied by December 31, 1992. The estimated loss on disposal of Lieberman and Navarre is $77,460,000 (net of an income tax benefit of $2,569,000), including the write-off of $37,000,000 of goodwill related to the acquisition of Lieberman in 1988 and Navarre in 1990 and $20,711,000 for operating losses during the phase-out period. In segregating the components of the statement of operations attributable to Lieberman and Navarre, interest expense has been included in discontinued operations only to the extent it related to debt directly attributable to the

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F -- DISCONTINUED OPERATIONS (CONTINUED) discontinued businesses. Corporate general and administrative expenses have not been allocated to discontinued operations. Between July 26, 1991 and December 31, 1992, operating losses of $20,711,000 had been incurred and charged in full against the provision originally provided for. Additional reserves remaining on Lieberman's books are expected to be adequate to cover any future losses.

    Lieberman's revenues for the year ended December 31, 1991 were $150,423,000. The income tax benefit on the loss from operations of Lieberman and Navarre for the period ended July 25, 1991 was $505,000.

    Certain assets and liabilities of Vestron and VCL have been classified as "Assets held for sale" and "Liabilities related to assets held for sale" as of December 31, 1992 and have been recorded at their estimated net realizable or liquidation values.

NOTE G -- CAROLCO TELEVISION
    During its years of operations, CTI entered into certain agreements with third-party television program and motion picture producers to distribute their programs and motion pictures in the domestic television markets. CTI also distributed motion pictures produced by the Company in the domestic television market. In addition, CTI produced certain television programs for distribution in the domestic syndication market.

    On September 2, 1992, CTI sold its feature film library of United States television rights (subject to certain exclusions) and approximately $39,000,000 in face value of certain related receivables (payable through and including the year 2003) without recourse to Worldvision Enterprises, Inc. ("Worldvision"). Worldvision is a subsidiary of Spelling Entertainment, Inc. The rights purchased by Worldvision relate to approximately 150 films and include all of CTI's United States unlicensed free, pay and pay-per-view television rights upon the conclusion of certain existing contracts and subject to CTI's right to sell certain network, pay and pay-per-view rights. In exchange for all such rights, Worldvision paid $25,640,378 at closing and agreed to pay an additional $25,000,000 on September 2, 1993 subject to a reduction of $2,600,000 in the event of certain contingencies (the "Contingencies"). The $25,000,000 payable in September 1993 was secured by various letters of credit, including letters of credit totalling $2,600,000 covering the amounts relating to the Contingencies. The letters of credit representing all but $2,600,000 of the $25,000,000 were discounted by the Company at a commercial bank in 1992, and the proceeds were used to pay creditors and operating expenses. Upon satisfaction of the Contingencies, the Company received the remaining $2,600,000 in September 1993. In addition to the foregoing payments, as part of the transaction Worldvision assumed up to approximately $13,800,000 in obligations of CTI. The monies paid by Worldvision at closing and certain other Company funds were used to eliminate the outstanding balance of approximately $26,000,000, including accrued interest, associated fees and costs under the Company's BT/Chemical Facility and the facility was terminated as of September 2, 1992. As a result, no amounts were outstanding under such facility at December 31, 1992.

    Additionally, on October 20, 1992, CTI sold approximately $28,900,000 in face value of certain receivables (payable through and including the year 1997) without recourse to Sun Life Insurance Company of America ("Sun Life"). The receivables sold arose out of certain network and basic cable television agreements. In exchange, Sun Life paid $23,124,794 at closing and agreed to pay an additional $1,200,000 upon the later of (i) the date which occurs 30 days after the date the latest payment in respect to the purchased receivables is due and payable under certain agreements or (ii) the date which occurs 30 days after the day on which all of the motion pictures covered by certain contracts shall have been broadcast on television on a certain network at least once pursuant to the contracts. Accordingly, a $1,200,000 receivable was included in Other Assets on the Consolidated Balance Sheets at December 31, 1992 and 1993. Most of the proceeds from the sale were used to repay a portion of the Company's indebtedness under the CLBN Facility and to pay obligations owed to the Guilds generated by the sale. The Company guaranteed the obligations of CTI under the Purchase Agreement. The assets sold by CTI to Worldvision and Sun Life represented substantially all of the United States television distribution operating assets and receivables of CTI.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G -- CAROLCO TELEVISION (CONTINUED)
    In 1993, in connection with the Restructuring, the Company entered into the MGM Distribution Agreement, whereby MGM was granted all domestic television distribution rights for all future motion pictures produced by the Company. In December 1993, CTI ceased its domestic syndication operations and the Company recognized a loss of $2,072,000 on the disposal of a portion of a line of business. This loss consists of unrecouped advances paid to third-party producers for certain distribution rights ($1,475,000), unamortized film costs of television programs produced by CTI ($397,000) and costs associated with the closing of CTI's principal offices ($200,000).

NOTE H -- FILM COSTS, VIDEO RIGHTS AND INVENTORIES

                                                              DECEMBER 31,
                                                          --------------------
                                                            1992       1993
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Film costs are comprised of the following:
  Released, less amortization...........................    116,065  $  57,696
  In process and development............................     19,330     20,731
                                                          ---------  ---------
    Total Film Costs....................................  $ 135,395  $  78,427
                                                          ---------  ---------
                                                          ---------  ---------

    Based on management's estimates of future gross revenues as of December 31, 1993, approximately 53% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 1996. The remaining film costs at December 31, 1993 relate primarily to foreign television revenues, which, due to restrictions on availability, will not be recognized until 1998 and thereafter. Interest capitalized to film costs during the years ended December 31, 1991, 1992 and 1993 totaled $9,951,000, $3,315,000 and $-0-, respectively.

                                                               DECEMBER 31,
                                                                   1992
                                                              --------------
                                                              (IN THOUSANDS)
The components of video rights are as follows:
  Titles released...........................................    $  419,131
  Less amortization.........................................       382,326
                                                              --------------
                                                                    36,805
Titles not released, masters received.......................        29,228
  Advances paid, masters not received.......................         7,729
  Other.....................................................           978
                                                              --------------
    Total video rights......................................        74,740
                                                              --------------
Inventories.................................................        48,961
                                                              --------------
    Total video rights and inventories......................    $  123,701
                                                              --------------
                                                              --------------

    At December 31, 1992, LIVE estimated that 76% of its video rights would be amortized during the three years ending December 31, 1995. As a result of the Restructuring, the Company no longer has any ownership interest in LIVE after October 20, 1993. (See Note B(5)).

NOTE I -- RELATED PARTY TRANSACTIONS

    CAROLCO:

    In connection with the Restructuring described in Note B, the Company and the Strategic Investors have agreed to various arrangements. Also in connection with the Restructuring, the Company and MGM reached an agreement with respect to the purchase of New Preferred and 5% Notes and with respect to certain domestic theatrical, non-theatrical and free television distribution rights. Also, the Company and TCI have entered into agreements with respect to a commitment to purchase 7% Notes and to invest in co-

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED) productions of the Company's pictures. See Note B for a more complete description of these arrangements. In addition to the Restructuring, the Company has engaged in a number of other transactions with the Strategic Investors which are summarized below.

    In June 1990, the Company, through a nominee of its wholly owned subsidiary, Carolco International N.V., a Netherland Antilles Corporation ("CINV") and Canal+, formed a partnership (the "Carolco/ Canal+ Partnership"). After its formation, Canal+, Pioneer and RCS entered into a series of co-production agreements with respect to the production of CLIFFHANGER. Pursuant to these co-production agreements, Canal+, Pioneer and RCS made equity contributions in the aggregate amount of $16,726,000 bearing interest at 3-month LIBOR plus 1.5% per annum (4.875% at December 31, 1993) and Canal+, Pioneer and an unrelated third party made bridge loans totaling $3,192,000 for the production costs of CLIFFHANGER. The bridge loans bore interest at 3-month LIBOR plus 2% per annum (5.375% at December 31, 1993). At December 31, 1993, the bridge loans and accrued interest thereon had been repaid in full and $4,547,000 of the equity contributions including accrued interest, had been repaid. As of December 31, 1993, the Company had advanced a total of $5,740,000 toward the production costs of CLIFFHANGER. The balance of the production costs of CLIFFHANGER were obtained through a production loan provided by a syndicate of banks led by CLBN. The CLBN production loan earned interest at 3-month LIBOR plus 2% per annum and was repaid in full on May 25, 1993. Pioneer, Canal+, RCS and the Company are each entitled to receive a participation in certain net revenues generated from the exploitation of CLIFFHANGER, following repayment of the CLBN production loans, the bridge loans, recoupment by Pioneer, Canal+, RCS and the Company of their investments plus interest, and payment of certain third party obligations. Participation in such revenues will be approximately as follows: the Company, 42%; RCS, 5%; Pioneer, 24%; and Canal+, 29%. As of December 31, 1993, no such participations in the net revenues of CLIFFHANGER had yet been made.

    In January 1992, the Carolco/Canal+ Partnership entered into a co-financing arrangement with Canal+ and RCS pursuant to which CINV, Canal+ and RCS have each made co-financing payments towards the production costs of the motion picture, CHAPLIN, whereby each party was responsible for one-third of the total production cost of the movie. The co-financing payments earn interest at 3-month LIBOR plus 2% per annum (5.375% at December 31, 1993). CINV, Canal+ and RCS each contributed $13,337,000 to the production costs of CHAPLIN and such contributions have been offset against Film Costs at December 31, 1992 and 1993. In exchange for their co-financing payments, Canal+ and RCS are each entitled to one-third of the net receipts from CHAPLIN, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Canal+ and RCS are reduced. In 1993, the Company paid $6,313,000 and $6,442,000, respectively, to Canal+ and RCS under this agreement. At December 31, 1992 and 1993, respectively, CINV had recorded an obligation of $15,778,000 and $3,521,000, collectively to Canal+ and RCS pursuant to the co-financing arrangement. The obligation is included in Notes and Amounts Payable, Related Parties and will be paid in future periods based on actual receipts of cash.

    RCS has asserted a claim against the Company alleging that the Company guaranteed 1) certain levels of performance and 2) to reimburse a portion of RCS's unrecouped investment in the motion picture CHAPLIN. The Company believes that the alleged guarantees have been relinquished. Although the Company and RCS are discussing this claim, the Company is unable to predict the outcome of this dispute.

    The Company agreed to reimburse each of the Strategic Investors up to a maximum of $500,000 for their costs and expenses incurred in connection with the negotiation and preparation of the initial 1992 Restructuring loan documentation. These amounts may not be paid to the Strategic Investors until the repayment in full of all obligations of the Company to the CLBN bank group.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
    CANAL+:

    In March 1991, Canal+ loaned the Company $5,880,000 pursuant to a participation loan agreement entered into between the Company and Canal+, the proceeds of which were used to pay a portion of the production costs of TERMINATOR 2: JUDGMENT DAY. The loan bears interest at 10% per annum on the unpaid portion. Canal+ will receive 7.64% of receipts from TERMINATOR 2:
JUDGMENT DAY until Canal+ and the Company have recouped their investment. Thereafter, Canal+ will receive 3.82% of cash receipts. In 1993 the Company paid $7,930,000 to Canal+ representing its share of the receipts from TERMINATOR 2:
JUDGMENT DAY. At December 31, 1992, the Company had an obligation to Canal+ of approximately $5,980,000 due to Canal+ representing its share of the revenues recognized from TERMINATOR 2: JUDGMENT DAY through December 31, 1992. This obligation is included in Notes and Amounts Payable, Related Parties and was paid based on actual receipt of cash. There was no corresponding obligation at December 31, 1993.

    Also pursuant to an investment agreement in July 1991, the Company received $8,343,000, from Canal+ representing a co-financing payment toward the production costs of the motion picture, BASIC INSTINCT. The co-financing payment earns interest at the rate of 10% per annum. In exchange for the co-financing payment, Canal+ is to receive 20% of the cash receipts from BASIC INSTINCT until Canal+ has recouped its investment, plus interest. Thereafter, Canal+ will receive a 10% participation interest in any net receipts from BASIC INSTINCT after the Company recoups its investments plus certain fees and expenses. In addition, Canal+ was granted an undivided ownership interest with the Company in the film's copyright, subject to certain conditions. The principal portion of the liability is included in Film Costs and reduces the Company's total cost of BASIC INSTINCT. During the years ended December 31, 1992 and 1993, the Company paid $5,315,000 and $4,474,000, respectively, to Canal+ under this agreement. At December 31, 1992 and 1993 the Company had recorded a liability of approximately $1,439,000 and $995,000 respectively to Canal+ as its share of the revenues recognized from BASIC INSTINCT after recoupment by the Company of its investment, plus certain fees and expenses. These obligations are included in Notes and Amounts Payable, Related Parties and will be paid in future periods based on actual receipt of cash.

    In November 1990, the Carolco/Canal+ Partnership entered into a co-financing arrangement agreement whereby each party agreed to be responsible for 50% of the costs of the motion picture THE DARK WIND. The Company and Canal+ are each entitled to 50% of the net receipts from the film until each have recouped their investments in the film costs, plus interest. Thereafter, the Company is entitled to 75% of the net receipts and Canal+ is entitled to 25% of the net receipts. For the years ended December 31, 1992 and 1993, the Company paid
$228,000 and $1,802,000, respectively, to Canal+ as its share of the net receipts from THE DARK WIND. At December 31, 1992, the Company owed $2,103,000 to Canal+ under this agreement based on revenues recognized through December 31, 1992, and such amount was included in Notes and Amounts Payable, Related Parties. There was no corresponding obligation at December 31, 1993.

    At December 31, 1992 and 1993, the Company had accounts receivable of $9,725,000 and $3,033,000, respectively, from Canal+. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements entered into, wherein Canal+ obtained certain rights to distribute the Company's films for pay and free television in France. In the years ended December 31, 1992 and 1993, the Company had received cash payments of approximately $1,738,000 and $420,000, respectively, from Canal+, representing advances related to certain of the Company's motion picture releases.

    On September 11, 1992, the Company entered into an agreement with Hexagon Films (U.S.), an indirect, wholly owned subsidiary of Canal+ ("Hexagon"), to provide the non-exclusive executive producing services for the motion picture STARGATE, for which the Company will receive $1,000,000, payable ratably over the production period, plus, at the election of the Company, either (i) 1% of the cash receipts from the exploitation of the picture provided that Hexagon has recouped its production costs, related interest expense and distribution costs plus $2,250,000 or (ii) 10% of Hexagon's adjusted gross receipts commencing after

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
Hexagon has recouped its production costs, related interest expense and distribution costs plus a 10% fee to Hexagon. Under the terms of his existing employment agreement, Mr. Kassar will be entitled to receive, as turnaround incentive compensation, 50% of the amounts received by the Company. In 1993, Hexagon paid the Company $800,000 pursuant to this agreement and, in turn, the Company paid $400,000 to Mr. Kassar. In addition, Hexagon has retained the Company to serve as foreign sales agent for the film in all foreign territories (except France and certain French-speaking territories). In July 1993, Hexagon was merged into Le Studio Canal+ (U.S.), a wholly-owned subsidiary of Canal+, which assumed all rights and obligations under this agreement.

    In  addition,  Canal+  has  made  co-financing  payments  for  CHAPLIN   and
CLIFFHANGER as described above.

    RCS:

    At December 31, 1992 and 1993, the Company had accounts receivable of $2,200,000 and $880,000, respectively, from RCS. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements entered into, wherein RCS obtained certain rights to distribute the Company's films in all media in Italy.

    On March 17, 1992, CINV sold 50% ownership in one of its principal development projects to RCS in return for RCS's commitment to pay, subject to certain conditions, 50% of the costs of development and production of the project. During 1992 and 1993, RCS advanced $1,936,000 and $1,991,000, respectively, to the Company representing certain development and production commitments due to the Company under the March 17, 1992 agreement. Also, on July 20, 1992, CINV sold to Canal+ and Pioneer equal participations in the Company's remaining 50% interest in the project in return for $2,070,000 from each of Canal+ and Pioneer. The final participation interest of each of Pioneer and Canal+ will be equal to a percentage determined by comparing the investment of each of Pioneer and Canal+ to the final production cost of the project. The Company has the right to repurchase, before commencement of principal photography, the participations sold to Canal+ and Pioneer for the original purchase price plus interest at 6-month LIBOR plus 1 1/2% (5% at December 31, 1993.)

    In November 1991, RCS purchased 370,370 shares of Common Stock of the Company at a total purchase price of approximately $5,000,000, or $13.50 per share. In connection with the Company's motion picture BASIC INSTINCT, the Company and RCS entered into a co-financing agreement under which RCS made a $5,000,000 co-financing payment. As permitted in the co-financing agreement, RCS BV elected to credit the co-financing payment against the purchase of the Company's Common Stock and relinquished its interest in BASIC INSTINCT. The payment bore interest at 6-month LIBOR plus 2% (5 1/2% at December 31, 1993). Pursuant to the Restructuring, RCS contributed $783,000 in accrued interest related to this co-financing payment.

    In addition, RCS has made co-financing payments for CHAPLIN and CLIFFHANGER as described above.

    PIONEER:

    In order to fund the Company's June 1, 1992 interest payment on the 13% Notes and 14% Notes, Pioneer made a $3,500,000 bridge loan to the Company. The loan bore interest at the Citibank N.A. prime rate plus 1% per annum. On November 10, 1992, the amounts due under the bridge loan from Pioneer became due and payable. The Company negotiated an extension of that loan until December 31, 1992. In January 1993, the Company, Pioneer and CLBN completed an agreement with Pioneer to provide for the effective repayment of the bridge loan ($3,500,000 plus accrued interest of approximately $148,000) by offsetting the bridge loan against overages owed by Pioneer to CINV for TERMINATOR 2: JUDGMENT DAY and through the sale to Pioneer of Japanese distribution rights to certain of the Company's motion pictures.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
    At December 31, 1992, the Company had accounts receivable of approximately $3,782,000 ($0 in 1993) from Pioneer. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements wherein Pioneer obtained certain rights to distribute the Company's films theatrically in Japan. In 1992 and 1993 the Company received cash advances of approximately $145,000 and $120,000 respectively from Pioneer, representing advances related to certain of the Company's motion picture releases.

    In December 1991, Pioneer Capital, a subsidiary of Pioneer, advanced CINV $4,000,000 against overages due to Atlanta Films Japan B.V., an unaffiliated company, from Pioneer for TERMINATOR 2: JUDGMENT DAY, which advance was guaranteed by the Company and certain other entities. On March 24, 1992, Pioneer Capital transferred its right to receive payment of the $4,000,000 to Pioneer. The advance was payable to Pioneer through offsetting amounts Pioneer owed with respect to leasing rights to TERMINATOR 2: JUDGMENT DAY. On March 24, 1992, the Company offset $4,000,000 against amounts owed by Pioneer. On January 24, 1992, Pioneer Capital loaned the Company $10,000,000 for operations, which loan bore interest at 3-month LIBOR plus 1% (4 7/16% at December 31, 1992), respectively and was repaid (except for $62,000 in interest which was paid in connection with the Restructuring) with the proceeds of the Strategic Investor Loan made on March 24, 1992.

    For the years ended December 31, 1991, 1992 and 1993, the Company paid $200,000, $200,000 and $117,000 respectively for consulting services to Pioneer.

    In   addition  Pioneer  has  made  co-financing  payments  for  CHAPLIN  and
CLIFFHANGER as described above.

    MANAGEMENT:

    Pursuant to Article Eleventh of Carolco's Restated Certificate of Incorporation, Article V, Section 5.06 of Carolco's Bylaws and Section 10 of various indemnity agreements entered into between Carolco and its directors upon the commencement of their terms as directors as permitted by Section 145(c) of the Delaware General Corporate Law ("DGCL"), Carolco is paying the expenses of the following directors incurred in their defense of certain lawsuits described in Note P. Lynwood Spinks (a member of Carolco's Board of Directors), and Roger
R. Smith, Fred Feitshans, Peter M. Hoffman, Louis Weiss, Robert L. Turner, Daniel M. Melnick and the late Rocco Viglietta (all former members of Carolco's Board of Directors) are represented by common legal counsel in connection with the purported derivative action. During the years ended December 31, 1991, 1992 and 1993, Carolco paid on behalf of such directors and former directors approximately $639,000, $22,000 and $18,000 in legal expenses in connection with such purported derivative action. Michael E. Garstin (a member of Carolco's Board of Directors) and Frans J. Afman, Steven P. Aronoff and Rene Bonnell (former members of Carolco's Board of Directors) are also represented by common legal counsel in connection with such action. During the years ended December 31, 1991, 1992 and 1993, Carolco paid on behalf of such persons approximately $108,000, $2,000 and $6,000, respectively, in legal expenses related to such action. In addition, during the years ended December 31, 1991, 1992 and 1993 Carolco paid approximately $245,000, $23,000 and $18,000, respectively, in legal expenses on behalf of Mario F. Kassar, Chairman of the Board of Directors, who has separate legal counsel in such action.

    In connection with a certain class action litigation, Carolco paid approximately $29,000 and $6,000 in legal expenses during the fiscal years ended December 31, 1992 and 1993 on behalf of Mario F. Kassar (Chairman of the Board of Directors), Ryuichi Noda (a member of Carolco's Board of Directors) and Roger
R. Smith, Frans J. Afman, Satoshi Matsumoto, Peter M. Hoffman, Louis Weiss and Rene Bonnell (former members of Carolco's Board of Directors), all of whom are represented by common legal counsel.

    At December 31, 1992, the Company had a $450,000 note payable to New CIBV bearing interest at 12 1/2%, secured by a deed of trust on property purchased by the Company in 1989. Interest was payable monthly with all outstanding principal and unpaid interest payable in full on December 30, 1993. The

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
Company expensed approximately $56,000 in interest on such note payable for each of the years ended December 31, 1991, 1992 and 1993. On December 22, 1993, the Company repaid the note in full, including principal and accrued and unpaid interest through December 22, 1993. At December 31, 1993, it was the Company's intention to sell the property. Accordingly, due to the depressed real estate market in Southern California, the Company estimated that the current market value of the property was approximately $450,000 at December 31, 1993 and the Company recognized a loss of $346,000 attributable to the reduced value of the property. Subsequently, the Company has decided to retain the property for its own use. Therefore, the property has not been recorded as an Asset Held for Sale, but has been included at its current estimated market value in Property and Equipment.

    In October 1993, the Company made a loan of $300,000 to Mr. Lynwood Spinks, a director and officer of the Company pursuant to Mr. Spinks' employment agreement. The loan bears interest at the Company's periodic borrowing rate and will be forgiven in equal installments of $75,000, plus accrued interest, on each of March 1, 1994, 1995, 1996 and 1997. Any remaining principal plus accumulated interest thereon shall be forgiven by the Company on the termination of Mr. Spinks' employment for any reason whatsoever other than termination by the Company for Mr. Spinks' material breach as defined in the agreement.

    Metronome Productions N.V., an affiliate of Frans Afman, a former director of the Company, received cash fees of $150,000 in 1991, $50,000 in 1992 and $250,000 in 1993, for services provided as a managing director of CINV, pursuant to an agreement which expires on June 30, 1994.

    Michael E. Garstin, a principal in Daniels and Associates ("Daniels"), is a member of the Company's Board of Directors. In August, 1992, the Company retained Daniels and Jefferson Capital Group, Ltd. ("Jefferson Capital") (collectively the "Financial Advisors") to assist in locating capital sources, to market for sale certain accounts receivable, to make recommendations with respect to any transactions which may result, and to consider a possible restructuring of the Company's capital structure. In addition, in December 1992, the Company also retained the Financial Advisors in connection with the exchange offers to the holders of the 14% Notes, the 13% Notes, the Existing 10% Debentures, the Series D Preferred and the Vista Common Stock and the associated Series A Puts attached thereto in connection with the Restructuring. In exchange for their advisory services, the Company agreed to pay certain fees and expenses to the Financial Advisors. As a result of the services provided by the Financial Advisors in conjunction with the Restructuring, in 1992 and 1993 the Company paid approximately $979,000 and $4,463,000, respectively, in fees and expenses to the Financial Advisors. Under its agreements with the Financial Advisors, the Company also agreed to indemnify the Financial Advisors from certain liabilities in connection with the Restructuring including liabilities under the Security Act and the Exchange Act.

    On January 20, 1994, the Company retained Daniels to act as its financial advisor in connection with the Business Combination of the Company and LIVE. In consideration of the services to be provided by Daniels, the Company agreed to pay Daniels the following compensation: (i) an initial retainer fee in the amount of $100,000 which was paid in March 1994, (ii) $450,000 upon execution of the letter of intent to accomplish the Business Combination and (iii) $450,000 upon closing of the Business Combination. In addition, the Company agreed to pay all reasonable out-of-pocket expenses (including legal fees and expenses) incurred by Daniels up to $50,000, whether or not the Business Combination is consummated.

    Mr. Garstin, was a managing director of Bear, Stearns & Co. Inc. ("Bear Stearns") until June 1992. The Company or its affiliates, has engaged Bear Stearns as a financial advisor with respect to a number of transactions. During the fiscal years ended December 31, 1991, 1992 and 1993, the Company or its subsidiaries paid fees of $393,000, $0, and $720,000 to Bear Stearns. In 1991, LIVE paid Bear Stearns $470,000 in fees related to LIVE's acquisition of Vestron.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
    In connection with Mr. Kassar's current employment agreement, he is entitled to receive certain production-related incentive compensation with respect to "Covered Pictures" equal to a "percentage" of aggregate gross profits (as defined in the agreement) once certain "thresholds" (as defined in the agreement) for all Covered Pictures in a year, taken together, are achieved. "Covered Pictures" for 1992 means CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN and for 1993 and 1994 means motion pictures as to which principal photography commences during such years. An obligation of $724,000 and $1,407,000 was recorded by the Company at each of December 31, 1992 and 1993, respectively, pursuant to this agreement and is included in Notes and Amounts Payable, Related Parties. This obligation will be paid in future periods based on actual receipts of cash and pursuant to the terms of the agreement. The Kassar Agreement provides a separate formula for similar producer's fees for motion pictures as to which principal photography commences from January 1, 1993 through the term of the Kassar Agreement. Other than WAGONS EAST, no motion picture commenced principal photography in 1993.

    Pursuant to his employment agreement with the Company, Mr. Kassar was entitled to receive a bonus of $500,000 in recognition of the achievements of TERMINATOR 2: JUDGMENT DAY. On April 20, 1993, the Company paid such bonus and accrued interest to Mr. Kassar.

    Other than as described above, at December 31, 1992 and 1993, respectively, receivables of $19,000 and $107,000 were due from directors, officers and/or employees of the Company. At December 31, 1992, the total balance of outstanding officer and employee receivables at LIVE was $524,000.

    OTHER:

    In  1992  and  1993, the  Company  received cash  advances  of approximately
$600,000 and $489,000, respectively, from LHV, representing the net present value of a portion of LHV's advances related to certain of the Company's motion picture releases. In addition, at December 31, 1992 and 1993, the Company had a note payable to LIVE of $5,364,000, and $8,047,000, respectively. (The balance at December 31, 1992 was eliminated in consolidation.) The note payable bears interest at LIVE's interest rate for the period (approximately 10% at December 31, 1993). The Company recognized $1,179,000, $1,347,000 and $481,000 of interest expense related to these and prior advances and the note payable to LIVE during the years ended December 31, 1991, 1992 and 1993, respectively. The 1991 and 1992 amounts were eliminated in consolidation.

    In 1990, the Company entered into an agreement with Continental Film Productions Holding B.V., ("Continental") a Netherlands Antilles Company which the Company believes is controlled by Andrew G. Vajna, a former co-chairman and a founder of the Company. The Company believes that Mr. Vajna is affiliated with certain companies which beneficially own approximately 2.5% of the Company's
Common Stock. Pursuant to agreement, Continental acquired the right to distribute all of the films produced or acquired by the Company in all media in Hungary and Poland. The agreement further provides that Continental will pay to the Company 50% of cash receipts from distribution of the Company's films, after Continental recoups its distribution expenses. During the years ended December 31, 1992 and 1993, Continental paid to the Company approximately $118,000 and $371,000, respectively, pursuant to the agreement. At December 31, 1992 and 1993, Continental owed approximately $144,000, and $24,000, respectively, to the Company pursuant to the agreement.

    In December 1989, pursuant to a stock sale agreement, Mr. Vajna divested his and his affiliates' entire ownership interests (held either directly or indirectly through a chain of related corporations) in the Company's Common Stock, other than an option to purchase 500,000 shares of Common Stock. Pursuant to this agreement, the Company was required to pay certain legal and accounting fees on behalf of Mr. Vajna and his affiliates. In 1991, 1992 and 1993, the Company paid approximately $25,000, $173,200 and $416,000, respectively, in legal accounting fees pursuant to this agreement. At December 31, 1992 and 1993, the Company owed an additional $247,000 and $80,000, respectively, in legal and accounting fees.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)
    LIVE:

    Pursuant to an agreement dated October 1991, LIVE America, Inc., a subsidiary of LIVE America, granted Pioneer a license for LIVE's United States laser videodisc rights for a term ending September 1995. In October 1991 Pioneer paid LIVE America $5,000,000 under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LIVE America under the agreement.

    On September 14, 1992, Pioneer and a wholly-owned subsidiary of LHV, formed a film rights acquisition limited partnership (the "Film Rights Partnership") to acquire video and other film rights and exploit such rights through the distribution facilities of LHV and its subdistributors. Pioneer contributed $15,000,000 in cash to the Film Rights Partnership.

    As of December 31, 1992, the Film Rights Partnership assets, liabilities and partner's equity consisted of cash of $10,115,000, video rights of $6,454,000, receivable from LHV of $193,000, video rights obligations of $1,500,000, payable to Pioneer of $262,000 and partner's equity of $15,000,000. The assets and liabilities of the Film Rights Partnership are not reflected in LIVE's or the Company's 1992 consolidated financial statements.

    Upon closing of the LIVE Restructuring, Pioneer exchanged with LIVE all of its right, title and interest in and to the Film Rights Partnership in return for 15,000 shares of LIVE's Series C Convertible Preferred Stock, par value $1.00 per share (the "Pioneer Preferred Stock"). On March 23, 1993, Pioneer also received $472,500 as the guaranteed return on its investment in the Film Rights Partnership from September 15, 1992 to March 23, 1993.

    The Pioneer Preferred Stock bears a cash dividend rate of 5% ($50 per share) per annum, payable semi-annually on June 30 and December 31 of each year. The Pioneer Preferred Stock ranks junior to the Exchange Preferred Stock and senior to all other classes of stock of LIVE. The Pioneer Preferred Stock is convertible into 4,926,108 shares of common equity of LIVE (either Common Stock or Series A Common Stock). The number of shares into which the Pioneer Preferred Stock is convertible was determined by dividing the $15,000,000 liquidation preference of the Pioneer Preferred Stock by $3.045, which was 140% of the average closing price of LIVE's Common Stock on the New York Stock Exchange for the ten trading days ending March 18, 1993, the date that was three business days before the closing of the LIVE Restructuring. Holders of the Pioneer Preferred Stock are entitled to vote with the holders of LIVE Common Stock generally with each share entitled to as many votes as the number of shares of LIVE Common Stock into which it may be converted. The Pioneer Preferred Stock in combination with LIVE's Common Stock owned by Pioneer, represents approximately 30% of the voting equity of LIVE. The Pioneer Preferred Stock may not be redeemed until March 23, 1995. Thereafter, the Pioneer Preferred Stock may only be redeemed in certain limited circumstances in the event of increases in the trading price of LIVE's Common Stock or in the event of a merger of LIVE with another entity.

    Related party transactions between Lieberman and a former director of LIVE and his affiliates resulted in net payments by Lieberman of $228,000 for the year ended December 31, 1991. The payments were for rental of office and warehouse space, reimbursement of operating expenses and fees for support services, including data processing and administrative services.

    Jefferson Capital, an affiliate of a director of LIVE received a cash fee of $235,000 and a warrant to purchase 14,500 shares of LIVE's Common Stock at $14.25 per share for services provided in 1990 in connection with the acquisition of Waxie Maxie and the related financing. In addition, in 1991 the same affiliate received a $100,000 retainer for investment banking services provided in connection with the proposed business combination of LIVE and the Company. During 1992, Jefferson Capital, together with a co-financial advisor, received $850,000 plus out-of-pocket expenses as payment for financial advisory services rendered in connection with the LIVE Restructuring. Additionally, $850,000 was paid in connection

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED) with the March 1993 completion of the LIVE Restructuring. During 1993, the same affiliate and the co-financial advisor each received warrants to purchase 16,667 and 14,706 shares of LIVE's Common Stock at a price of $2.00 and $2.72 per share, respectively, in connection with each of them providing $250,000 of credit under the Junior Credit Facility and an additional $250,000 upon purchase of the 12% Notes.

    LIVE's Chairman of the Board, Anthony J. Scotti, is a holder of $250,000 of the 12% Notes and was issued warrants to purchase 14,706 shares of LIVE's Common Stock at a price of $2.72 per share in connection therewith. Mr. Scotti has also been retained by the Company as a consultant (see Note P).

    An affiliate of Frans Afman, a director of LIVE, received a cash fee of $150,000, $75,000 and $79,000 in 1990, 1991 and 1992, respectively, for services provided to a foreign subsidiary of LIVE.

NOTE J -- PROPERTY AND EQUIPMENT
    Property and equipment is comprised of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1992       1993
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Equipment and furniture.................................................  $  22,524  $   8,217
Leasehold improvements..................................................        496        496
Vehicles................................................................        339        141
Building................................................................     28,833     22,065
Land....................................................................      3,020      1,851
Aircraft................................................................        500        500
                                                                          ---------  ---------
                                                                             55,712     33,270
Less accumulated depreciation and amortization..........................    (22,787)   (13,345)
                                                                          ---------  ---------
                                                                          $  32,925  $  19,925
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE K -- DEBT
    Debt consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1992       1993
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Carolco:
Senior notes, net of discount of $303 (1)..............................  $   33,452  $  --
Senior subordinated notes, net of discount of $137 in 1992 (2).........      16,008      3,445
Existing 10% Debentures (3)............................................      14,600     --
Revolving line of credit -- CLBN (4)...................................      22,587     14,000
Vista bank loan (5)....................................................      15,385     --
New Senior Notes (6)...................................................      --         41,678
New Senior Subordinated Notes (7)......................................      --         13,432
Loan payable (8).......................................................       1,978        957
Building mortgage (9)..................................................      11,790     11,701
Note payable -- Guilds (10)............................................      15,000      9,367
                                                                         ----------  ---------
    Total Carolco debt.................................................  $  130,800  $  94,580
                                                                         ----------  ---------
                                                                         ----------  ---------

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1992       1993
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
LIVE:
Revolving lines of credit and term loans (11)..........................  $   13,684  $  --
Distribution agreement (12)............................................      19,784     --
Increasing Rate Senior Subordinated Notes due 1999, including
 capitalized interest of $24,245 (13)..................................      64,245     --
Other..................................................................         103     --
                                                                         ----------  ---------
    Total LIVE debt:...................................................  $   97,816  $  --
                                                                         ----------  ---------
                                                                         ----------  ---------
Consolidated debt:.....................................................  $  228,616  $  94,580
                                                                         ----------  ---------
                                                                         ----------  ---------

    DEBT OF THE COMPANY:

    (1) On January 29, 1992, the Company successfully completed a tender offer (the "Tender Offer") pursuant to which the Company agreed to purchase just in excess of a majority of the then outstanding 14% Notes, for a total $33,757,000 principal balance at a price of $830 per $1,000 principal amount of 14% Notes. As a result of the Tender Offer, during the three months ended March 31, 1992 an extraordinary gain of $4,916,000 was recognized representing the difference between the cash paid for the 14% Notes as part of the Tender Offer and the carrying value of the debt at January 29, 1992. As part of the Tender Offer, the Company also received consents from approximately 62% of the holders of the 14% Notes to delete certain covenants contained in the indenture.

    At December 31, 1992, the remaining aggregate principal amount outstanding of 14% Notes was $33,755,000. This amount was due and payable on June 1, 1993. Pursuant to the Restructuring described in Note B, the Company exchanged $22,496,000, or 66.6%, in principal amount of the outstanding 14% Notes for $22,496,000 in principal amount of New Senior Notes, plus $102.08 in cash for accrued interest for each $1,000 in principal amount of 14% Notes exchanged. In addition, the Company paid approximately $12,701,000 in principal and accrued and unpaid interest to holders of 14% Notes that were not tendered pursuant to the Exchange Offers.

    (2) Pursuant to the terms of the Exchange Offers described in Note B, the Company exchanged $12,700,000, or 78.7%, in principal amount of the outstanding 13% Notes for $12,700,000 in principal amount of New Senior Subordinated Notes, plus $115.40 in accrued interest per $1,000 principal amount, 50% of which was paid in cash and 50% of which was paid in additional New Senior Subordinated Notes. $3,445,000 in principal amount of the 13% Notes was not tendered pursuant to the Exchange Offers.

    Pursuant to the 13% Notes Indenture, if the Company's consolidated net worth is less than $33,334,000 on the last day of any fiscal quarter (commencing with the quarter ended December 31, 1992), the Company is obligated to offer to purchase $5,000,000 aggregate principal amount of the 13% Notes on last day of the sixth month thereafter. Since the Company's consolidated net worth was less than $33,334,000 on each of December 31, 1992, March 31, 1993, June 30, 1993 and
September 30, 1993, the Company was obligated to offer to purchase $5,000,000 in aggregate principal amount of its 13% Notes on June 30, 1993, September 30, 1993, December 31, 1993 and March 31, 1994. Pursuant to the terms of the 13%
Note Indenture, the Company credited the $12,700,000 in principal amount of 13% Notes acquired in the Exchange Offers against its June 30, 1993, September 30, 1993, December 31, 1993 and March 31, 1994 obligations to offer to purchase 13% Notes and as a result of such credits, did not purchase any additional 13% Notes. As a result of the Amendments to the 13% Note Indenture (see below) the Company has no further obligation to offer to purchase the remaining 13% Notes.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)
    Concurrently with the Exchange Offers, the Company solicited the consents of holders of the 13% Notes to certain amendments to the indenture governing the 13% Notes. Holders of 13% Notes who consented to the Amendments also waived certain events of default under the 13% Notes Indenture and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture. Among other things, the Amendments also amended the 13%
Note Indenture to delete the requirement to maintain the Minimum Consolidated Net Worth.

    (3) Subsequent to the issuance of the Series D Preferred (see Note L), 292,000 shares of the Series D Preferred were converted into $14,600,000 face value of Existing 10% Debentures. Pursuant to the Restructuring described in Note B, $14,600,000 in face amount of Existing 10% Debentures was exchanged for 21,900,000 shares of the Company's Common Stock.

    (4) As of December 31, 1993, the Company has outstanding borrowings of $14,000,000 under a revolving credit agreement provided by a syndicate of banks with Credit Lyonnais Bank Nederland N.V. ("CLBN") acting as lender and agent (the "CLBN Facility"). The CLBN Facility bears interest at 3-month LIBOR plus 2% (5.375% at December 31, 1993) which interest is payable quarterly. The CLBN Facility was originally scheduled to mature November 29, 1992. The maturity date of the loans under the CLBN Facility has been extended to September 30, 1994, provided certain events of default do not occur. CLBN has also agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The CLBN Facility is secured by substantially all of the Company's assets.

    At December 31, 1992 and 1993, and March 31, 1994, the Company was not in compliance with several covenants and restrictions under the CLBN Facility, including a covenant that requires the Company to maintain a minimum net worth of $40,000,000. Such items of noncompliance have been waived by CLBN.

    (5) In May 1990, Vista entered into a loan agreement with CLBN (the "Vista Loan"). The interest accruing on this loan at 3-month LIBOR plus 2% (5 5/16% at December 31, 1992) was being added to the loan balance. At December 31, 1992, the total amount owed of $15,385,000 included approximately $1,385,000 of accrued interest. The loan was renegotiated to provide for the Vista Loan to be repaid on or before June 30, 1993. In order to facilitate the repayment of the Vista Loan, CLBN extended loans in the aggregate amount of $15,000,000 to CINV under the CLBN Facility (see item (4) above). Pursuant to an arrangement among the Company, Vista and CINV, CINV paid such amount to the Company and Vista, and the Company and Vista used such amount to repay in full the balance of the Vista Loan.

    (6) Pursuant to the Restructuring described in Note B, the Company issued $22,496,000 in principal amount of New Senior Notes in exchange for $22,496,000 in principal amount of 14% Notes (See Item (1) above). In addition, pursuant to the Vista Offer to Purchase (see Note E), the Company issued $19,181,800 in principal amount of New Senior Notes in exchange for approximately 17,765,100 shares, or 78.5%, of Vista Common Stock not owned by the Company. Interest on the New Senior Notes is payable semiannually on April 15 and October 15.

    (7) Pursuant to the terms of the Exchange Offers described in Note B, the Company issued $13,431,700 in principal amount of New Senior Subordinated Notes in exchange for $12,700,000 aggregate principal amount of 13% Notes, plus accrued interest of $115.40 per $1,000 principal amount of 13% Notes, 50% of which was paid in cash and 50% in New Senior Subordinated Notes. Interest on the New Senior Subordinated Notes is payable semi-annually on April 15 and October
15. (See Item (2) above).

    (8) In September 1988, the Company entered into a 10.75% term loan agreement with John Hancock Leasing. The purpose of the loan was for the purchase of an aircraft and its refurbishment and was secured by the aircraft. Interest and principal of approximately $141,000 were payable monthly over a period of five years. In 1993, the Company negotiated a reduction of the monthly payment, pending the sale of the aircraft.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)
On February 3, 1994, the Company sold the aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. The Company recognized a gain of $1,275,000 in 1994 related to the sale of the aircraft.

    (9) In March 1988, the Company entered into a $12,000,000 mortgage on its headquarters building in Los Angeles. The mortgage has an interest rate of 10% and is payable in monthly installments beginning March 1990 based upon an assumed 30 year amortization of principal. The mortgage provides for a balloon payment of the outstanding principal amount at the end of seven years.

    (10) In August 1992, the Company reached an agreement with the Screen Actors Guild, the Directors' Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. Pursuant to the agreement, the Company issued a note payable to the Guilds in the amount of $15,000,000 (the "Guild Note"), which was reduced by $3,000,000 on February 24, 1993. The balance of the Guild Note is due in four equal annual installments on October 1 of each year commencing in 1993 and bears interest at 3-month LIBOR, plus 1% per year (4.375% at December 31, 1993), payable in cash or additional notes payable. A provision of the note allows the Company to prepay all or a portion of the note prior to October 1, 1993 at a redemption price of 60% of the then outstanding balance, plus accrued interest, or between October 1, 1993 and October 1, 1994 at a redemption price of 70% of the then outstanding balance, plus accrued interest. On September 29, 1993, the Company redeemed $3,000,000 of the Guild Note, including accrued interest. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of $1,249,000. At December 31, 1993, $9,367,000 is still outstanding under the Guild Note, including accrued interest. The note payable to the Guilds is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the CLBN Facility (see Item (4) above).

    Assuming that none of the Company's debt is accelerated, future expected annual payments as of December 31, 1993 are as follows:

                                                                               (IN THOUSANDS)
                                                                               ---------------
1994.........................................................................     $  18,164
1995.........................................................................         3,218
1996.........................................................................         6,676
1997.........................................................................        11,412
1998.........................................................................             0
Thereafter...................................................................     $  55,110
                                                                                    -------
                                                                                  $  94,580
                                                                                    -------
                                                                                    -------

    DEBT OF LIVE

    (11) At December 31, 1992 there was $5,370,000 outstanding under LIVE's bank credit facility with a group of banks headed by Chemical Bank and CLBN (the "LIVE Credit Facility"). On February 5, 1993, the LIVE Credit Facility was amended and extended. On March 26, 1993, the LIVE Credit Facility was further amended to permit LIVE to issue $37,000,000 in principal amount of 12% Notes, as herein defined. Loans under the LIVE Credit Facility are senior to the Exchange Notes and the 12% Notes. The LIVE Credit Facility has covenants that include a limitation on overhead expenses, maintenance of minimum net worth, compliance with other financial ratio covenants and limitations on interest payments on the Exchange Notes and on dividend payments on the Exchange Preferred Stock and Pioneer Preferred Stock if LIVE is not then in compliance with certain provisions of the LIVE Credit Facility. Borrowings under the LIVE Credit
Facility are secured by substantially all of the assets of LIVE. The contribution of LHV is limited to 95% of LIVE's interest payments on the Exchange Notes and 90% of LIVE's cash dividend payments on the Exchange Preferred Stock and Pioneer Preferred Stock. The LIVE Credit Facility was further amended in

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)
January 1994 and provides that if the group of banks headed by Chemical Bank and CLBN choose to terminate their lending commitment thereunder without accelerating the loans thereunder prior to July 29, 1994, LIVE must apply all its cash receipts (except net proceeds of equity sales) to the repayment of the amounts outstanding under the LIVE Credit Facility for up to six months after termination, at which time any amounts remaining unpaid are due. The LIVE Credit Facility also provides for reductions in credit availability if LHV's cash flow exceeds certain levels. The maximum credit available under the LIVE Credit Facility was reduced to $20,000,000 in January 1994. On April 1, 1994, the maximum credit amount under the LIVE Credit Facility was further reduced to $15,916,000 resulting from cash dividends paid on the Pioneer Preferred Stock and on the Exchange Preferred Stock. The term of the LIVE Credit Facility ends July 29, 1994 and earlier in the event of a default.

    The interest rate on the LIVE Credit Facility equals either the Alternate Base Rate (as defined in the LIVE Credit Facility) plus 3% per annum or LIBOR plus 4 1/4% per annum (7 9/16% at December 31, 1992) and increases by an additional 1/4% per annum every three months commencing March 1, 1993. Fees payable by LIVE to members of the LIVE Bank Group in connection with the February 5, 1993 amendment to the LIVE Credit Facility totalled $1,250,000, of which $1,050,000 was paid as of March 23, 1993.

    On February 5, 1993, LIVE, LHV and certain of their subsidiaries entered into a new $20,000,000 credit facility (the "Junior Credit Facility") with Pioneer North America, Inc. ("PNA"), the parent of Pioneer, and a group of other participants for a total of $20,000,000 in revolving credit availability. PNA committed to fund $15,000,000 of the Junior Credit Facility conditioned upon completion of the LIVE Restructuring, and a group of participants (the "Junior Credit Facility Participants") funded $5,000,000 of the Junior Credit Facility prior to completion of the LIVE Restructuring. Borrowings under the Junior Credit Facility bore interest at the Chemical Bank prime rate plus six percentage points, resulting in an interest rate of 12% per annum.

    On March 26, 1993, the Junior Credit Facility was refinanced by an Indenture for 12% Subordinated Secured Notes due 1994 (the "12% Indenture") governing promissory notes in total principal amount of $37,000,000 issued by LIVE in connection therewith in a private placement transaction (the "12% Notes"). Repayment of the 12% Notes has been guaranteed by the same subsidiaries of LIVE that are borrowers under the LIVE Bank Credit Facility. Neither Pioneer nor PNA is a holder of any 12% Notes. The 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are due and payable on September 15, 1994. The 12% Indenture includes warranties, financial ratios, covenants and restrictions which generally mirror the terms of the LIVE Credit Facility.
Repayment of the 12% Notes is subordinated to repayment of the LIVE Credit Facility, and, until payment in full of the LIVE Bank Credit Facility, the rights of holders of the 12% Notes to accelerate payment thereunder are limited to payment defaults and/or acceleration of the LIVE Credit Facility. Furthermore, consents, and waivers of defaults, under the LIVE Credit Facility act as consents and waivers under the 12% Indenture. Repayment of the 12% Notes is secured by a lien on all of the assets of LIVE and LHV, subordinate to the lien under the LIVE Credit Facility and other pre-existing liens.

    The Specialty Retail Division's corporate offices and warehouse facility are encumbered by a loan with an original balance of $4,000,000. The loan provides for annual principal payments of $40,000 commencing in September 1989, with the balance payable in September 1993. At December 31, 1992, there was $3,840,000 outstanding under the loan. Interest on the loan at December 31, 1992 was 6.5%.

    On June 11, 1992, the Specialty Retail Division entered into a two-year $10,000,000 line of credit with Foothill Capital Corporation (the "Strawberries Credit Facility") to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility are secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bear interest at the rate of 3.5% per annum above the higher of the Bank of

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)
America reference rate or the greater of the Citibank or Mellon Bank prime rate (approximately 9.5% at December 31, 1992). In no event will interest under the loan be less than 9% per annum or $25,000 per month. As of the Specialty Retail Division's 1992 fiscal year end, $912,000 was outstanding under the Strawberries Credit Facility.

    In December 1989, VCL entered into an agreement with a former shareholder to acquire certain stock and film rights for $2,155,000, of which $1,333,000 accrued interest at 2 1/2% above LIBOR and was paid in 1991. The balance accrues interest at 8% per annum and has required principal payments of 48 equal monthly installments. At December 31, 1992 there was $348,000 outstanding under this obligation. In addition, as of December 31, 1992, VCL owed $984,000 to another former shareholder, of which $199,000 bears interest at 7% per annum and is payable in eight quarterly installments beginning in April 1991. The balance is non-interest bearing and is payable in four equal annual installments commencing in April 1994.

    In 1992, VCL had a demand note with a bank which bore interest at 11.5%. As of December 31, 1992 there was $2,230,000 outstanding under this note which was secured by cash collateral provided by LIVE.
    (12) LHV has an agreement with MCA Canada Ltd. ("MCA Canada") under which MCA Canada is the exclusive distributor of LHV's videocassette product in Canada through August 31, 1994. MCA Canada advanced $10,000,000 to LHV in October 1991; $5,000,000 is recoupable from 100% of the proceeds on sales commencing September 1, 1991 and $5,000,000 is recoupable in 31 equal monthly installments commencing March 1, 1992, plus interest at LIBOR plus 0.2%, not to exceed the prime rate. At December 31, 1992 there was $3,117,000 outstanding. Interest on the advance at December 31, 1992 was 3.4%.

    On May 11, 1992, LHV entered into a three year distribution agreement with WEA Corp. ("WEA") that became effective immediately upon the May 31, 1992 expiration of LHV's former agreement with Uni. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at the rate of $555,555 per month plus interest at LIBOR plus 0.2%, not to exceed the prime rate. In order to obtain the advance, LHV granted WEA a first priority security interest in most of LHV's Family Home Entertainment catalog titles. LHV received an additional $4,900,000 advance from WEA, which was repaid in full in September 1992. At December 31, 1992 there was $16,667,000 outstanding. Interest on the advance at December 31, 1992 was 3.4%.

    (13) On March 17, 1993, the Bankruptcy Court confirmed the LIVE Prepackaged Plan for LIVE, providing for the issuance of the Exchange Notes. The Exchange Notes mature on March 23, 1999. Interest accrues on the Exchange Notes from September 1, 1992 at 10% per annum and increases to 12% on March 23, 1996. Payment of the Exchange Notes is secured only by a lien on the common stock of LHV, subject and subordinated to liens under the LIVE Credit Facility and the 12% Indenture and is subordinated to all of LIVE's present and future senior debt. The Exchange Notes are subject to mandatory redemption of $20,000,000 of the principal amount on March 23, 1998 and are redeemable at any time at par plus accrued interest.

    The Exchange Notes are governed by the terms of the Indenture dated as of September 1, 1992, between LIVE and American Stock Transfer & Trust Company, as Trustee. The Indenture restricts the ability of LIVE and its Restricted Subsidiaries to incur additional senior debt and subsidiary senior debt, to make restricted payments and restricted investments, to merge, consolidate or sell assets of the Company or its Restricted Subsidiaries, to create liens other than to secure senior debt, subsidiary senior debt and certain other permitted debt, or to enter into certain transactions with affiliates of LIVE, including Carolco.

    Interest to maturity on $36,872,000 of the Exchange Notes ($24,245,000 at December 31, 1992) has been included in the carrying value of the Exchange Notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and will not be recognized as interest expense in current and future years.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- DEBT (CONTINUED)
    Carolco has not guaranteed, nor is it liable for any of LIVE's debt instruments.

NOTE L -- STOCKHOLDER'S EQUITY

    CAROLCO:

    On June 15, 1990, in exchange for $30,000,000, Canal+ purchased 30,000 shares of the Company's Series B Preferred, and an unregistered warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $18.50 (subject to adjustment) per share of Common Stock. The Series B Preferred earned cumulative dividends at $50.00 per share per annum, subject to adjustment, and each share was convertible, at the option of the holder, into the number of shares of Common Stock of the Company obtained by dividing the per-share liquidation value of $1,000 (the "Series B Liquidation Value") by the conversion price of $18.50, subject to adjustment. With respect to the right to receive dividends and distributions upon liquidation, dissolution or winding-up of the Company, the Series B Preferred was ranked PARI PASSU with the Series C Preferred and the Series E Preferred and was ranked junior to the Series D Preferred. The holders of the Series B Preferred were entitled to vote for and elect one director of the Company by a vote of a majority of such holders casting ballots. A holder of Series B Preferred had the same voting rights as such holder would have been entitled to if he had converted his Series B Preferred to Common Stock. From and after the second anniversary of the issuance of the Series B Preferred and only during such time as all dividends on the Series B Preferred had been paid, the Company had the right to redeem the outstanding shares of Series B Preferred upon the occurrence of certain events. In connection with the issuance of the Series D Preferred (the "Preferred Stock Offering") described below, the Company granted Canal+ an option to purchase 447,344 shares of Common Stock at $.01 per share exercisable upon conversion of the Series B Preferred at $18.50 per share and reduced the exercise price of the warrant to purchase 150,000 shares of Common Stock from $18.50 to $14.50 per share. Pursuant to the Contribution and Exchange Agreement, Canal+ exchanged a portion of the Series B Preferred for shares for Common Stock of the Company and transferred the balance of the Series B Preferred and related options and warrants to the Company. (See Note B(5)).

    On July 3, 1990, in exchange for $60,000,000, Pioneer purchased 60,000 shares of the Company's Series C Preferred, and an unregistered warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $18.50 per share, subject to adjustment. The Series C Preferred earned cumulative dividends at $50.00 per share per annum, subject to adjustment, and was convertible, at the option of the holder, into the number of shares of Common Stock of the Company obtained by dividing the per-share liquidation value of $1,000 (the "Series C Liquidation Value") by the conversion price of $18.50, subject to adjustment. In addition, up to 15,000 shares of Series C Preferred were exchangeable, at the option of the holder, into the number of shares of Common Stock of LIVE held by the Company obtained by dividing the Series C Liquidation Value by the exchange price of $28.215, subject to adjustment. Prior to the Restructuring, Pioneer, the sole holder of the Series C Preferred, waived its right to exchange the Series C Preferred for LIVE Common Stock. With respect to the right to receive dividends and distribution upon liquidation, dissolution or winding-up of the Company, the Series C Preferred was ranked PARI PASSU with the Series B Preferred and the Series E Preferred and was ranked junior to the Series D Preferred. The holders of the Series C Preferred were entitled to vote for and elect two directors of the Company by a vote of a majority of such holders casting ballots. A holder of Series C Preferred had the same voting rights as such holder would have been entitled to if he had converted his Series C Preferred to Common Stock. From and after the second anniversary of the issuance of the Series C Preferred and only during such time as all dividends on the Series C Preferred had been paid, the Company had the right to redeem the outstanding shares of Series C Preferred upon the occurrence of certain events. In connection with the Preferred Stock Offering, the Company granted Pioneer (i) options to purchase 894,688 shares of common stock at $.01 per share on a pro rata basis exercisable upon conversion of the Series C Preferred at $18.50 per share and (ii) options to purchase up to 82,759 shares of common stock at $.01 per share on a pro rata basis exercisable

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED) upon exercise of Pioneer's warrant to purchase common stock at $18.50 per share. Pursuant to the Contribution and Exchange Agreement, Pioneer exchanged a portion of the Series C Preferred for Common Stock of the Company and transferred the balance of the Series C Preferred related options and warrants to the Company. (See Note B(5)).

    On March 27, 1991, Technicolor purchased 1,037,038 shares of Common Stock of the Company, subject to possible future adjustment, at a purchase price of $13.50 per share for a total purchase price of $14,000,000 and received certain rights to have such Common Stock registered by the Company under the Securities Act of 1933, as amended. In addition, the Company and Technicolor entered into a Laboratory Services Agreement pursuant to which the Company and its affiliates agreed to use Technicolor's film processing services for a term of at least seven years beginning in March 1991. Technicolor and the Company believe that the prices charged to the Company for such services are competitive.

    On June 3, 1991, RCS Video International Services B.V. ("RCS BV"), an affiliate of RCS, purchased 1,111,111 shares of Company Common Stock at a purchase price of $13.50 per share for a total purchase price of approximately $15,000,000. RCS entered into a long-term strategic relationship with the Company upon the purchase of the Common Stock.

    On October 11, 1991, Neue Constantin Film GmbH & Co. Verleih KG ("Neue Constantin"), purchased 222,223 shares of the Company's Common Stock at a purchase price of approximately $3,000,000, or $13.50 per share. Neue Constantin, a leading theatrical distribution company in Germany, has also entered into an Output Agreement with CINV, commencing in September 1991 whereby Neue Constantin will acquire the German language and German territory theatrical rights to 20 pictures produced or acquired by the Company, excluding films previously licensed in that territory.

    On November 1, 1991, the Company issued 600,000 shares of Series D Preferred Stock, and $35,000,000 aggregate principal amount of Existing 10% Debentures. The Series D Preferred included annual cumulative dividends of $5 per share, payable quarterly and was: (i) convertible at the option of the holder at any time into 8.3333 shares of the Company's Common Stock (a conversion price of $6.00 per share of Common Stock), subject to adjustment upon certain events affecting the Common Stock and (ii) exchangeable at the price of $50 per share at the option of the holder into the Existing 10% Debentures at anytime, or at the option of the Company on any dividend date which occurs (a) on or after October 15, 1994 and (b) after a quarterly dividend period during which the closing sale price of the Company's Common Stock for ten consecutive trading days was at least $9.00 per share, subject to adjustment and certain conditions. Of the 600,000 shares of the Series D Preferred, the Company issued and sold 300,000 shares to Bear Stearns & Co. Inc. and Salomon Brothers Inc (the "Managers"), who resold the Series D Preferred Stock to qualified institutional buyers (as defined in Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act")) and to accredited investors (as defined in Rule 501 promulgated under the Securities Act). The Managers paid $14,250,000 to the Company for the Series D Preferred. Subsequently, in accordance with the provisions of the Series D Preferred, all but 8,000 shares of other Series D Preferred was converted to Existing 10% Debentures (see Note K). Pursuant to the Restructuring, the remaining 8,000 shares of Series D Preferred were exchanged for 600,000 shares of the Company's Common Stock. The holder of the 8,000 shares of Series D Preferred also received $20,000 in cash representing accrued but unpaid dividends thereon. (See Note B(4)). In a separate, but contemporaneous sale, Canal+ purchased 300,000 shares of the Series D Preferred Stock from the Company for $15,000,000.

    Contemporaneous with the sale of Series D Preferred, RCS purchased $20,000,000 principal amount of Existing 10% Debentures and Pioneer Electronics, an affiliate of Pioneer, purchased $15,000,000 principal amount of Existing 10% Debentures. RCS also purchased 370,370 shares of Common Stock of the Company at a total purchase price of approximately $5,000,000, or $13.50 per share. Pursuant to the Contribution and

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED)
Exchange Agreement, Canal+, RCS, and Pioneer Electronics exchanged a portion of the Series D Preferred Stock and Existing 10% Debentures for Common Stock of the Company and transferred to the Company the balance of the Series D Preferred Stock and Existing 10% Debentures. (See Note B(5)).

    In connection with the Company's motion picture BASIC INSTINCT, RCS made a $5,000,000 co-financing payment. As permitted in the co-financing agreement in 199 , RCS elected to credit the $5,000,000 co-financing payment against the purchase of Common Stock and relinquish its interest in BASIC INSTINCT. In connection with the co-financing agreement, the Company agreed to pay to RCS interest on the $5,000,000 at a rate of 6-month LIBOR plus two percentage points (5 1/2% at December 31, 1993). At December 31, 1992, such accrued interest totalled approximately $566,000. At October 20, 1993, such accrued interest totalled approximately $783,000. Pursuant to the Contribution and Exchange Agreement, described in Note B(5), RCS transferred its interest in this obligation to the Company.

    In 1992, the Strategic Investors agreed to purchase an aggregate of 12,800 shares of Series E Preferred at $1,000 per share for an aggregate purchase price of $12,800,000. On April 3, 1992, Pioneer purchased 5,271 shares of Series E Preferred, on April 13, 1992, RCS purchased 3,823 shares of Series E Preferred and on April 14, 1992, Canal+ purchased 3,706 shares of Series E Preferred. Each holder of Series E Preferred was entitled to receive cumulative dividends in an amount equal to $100 per share per annum and each share was convertible at the option of the holder into that number of shares of Common Stock of the Company obtained by dividing the per share liquidation value of $1,000 (the "Series E Liquidation Value") by the conversion price of $2.15, subject to adjustment. With respect to the right to receive dividends and distributions upon liquidation, dissolution or winding-up of the Company, the Series E Preferred was ranked (i) junior to the Series D Preferred, (ii) PARI PASSU with the Series B Preferred and the Series C Preferred, (iii) senior to the Series R Junior Participating Cumulative Preferred Stock of the Company, par value $1.00 per share, and (iv) prior to the Common Stock and any other equity securities of the Company unless the terms of such securities provide otherwise. A holder of Series E Preferred had the same voting rights as such holder would have been entitled to if he had converted his Series E Preferred to Common Stock. Further, certain corporate actions required the affirmative vote or consent of the holders of at least three-quarters of the outstanding Series E Preferred shares for a period of two years following the initial issuance of the Series E Preferred, and thereafter required the affirmative vote or consent of the holders of at least two-thirds of the outstanding Series E Preferred. From and after the second anniversary of the issuance of the Series E Preferred and only at such time as all dividends on the Series E Preferred had been paid, the Company had the right to redeem the outstanding shares of Series E Preferred upon the occurrence of certain events. Pursuant to the Contribution and Exchange Agreement, Canal+, RCS and Pioneer each exchanged a portion of the Series E Preferred for Common Stock of the Company and transferred to the Company the balance of the Series E Preferred. (See Note B(5)).

    As a result of the Contribution and Exchange Agreement, effective October 20, 1993, all of the Company's Existing 10% Debentures, Series B Preferred, Series C Preferred, Series D Preferred and Series E Preferred ceased to be outstanding.

    On October 17, 1990, CINV purchased 3,461,538 shares of Common Stock of the Company, from New Carolco Investments B.V. ("New CIBV") under terms previously negotiated by the Independent Committee of the Company's Board of Directors and recommended by the Independent Committee and approved by the Company's Board of Directors (the "Stock Purchase"). Prior to consummation of the Stock Purchase, New CIBV owned 18,581,040 shares of the Company's Common Stock (exclusive of 540,000 shares underlying immediately exercisable options in favor of an affiliate of Mr. Kassar), constituting approximately 62% of the issued and outstanding Common Stock of the Company at that time. Immediately after the stock purchase, New CIBV held 15,119,502 shares of the Company's Common Stock (exclusive of shares underlying the options referenced above and the warrants granted to New CIBV discussed below) constituting at

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED) that time approximately 57% of the issued and outstanding Common Stock of the Company. Mr. Kassar may be deemed to own beneficially the shares of the Company's Common Stock held by New CIBV. In exchange for the 3,461,538 shares of the Company's Common Stock, New CIBV received consideration consisting of (i) $13 per share (totaling an aggregate $44,999,994), and (ii) a warrant of the Company to acquire an aggregate 1,000,000 shares of the Company's Common Stock at an exercise price of $18.50 per share for a term of seven years (the "Warrant"). Payment of $41,050,675 was made to New CIBV as follows: (i) CINV assumed the obligations of New CIBV under the New CIBV Note pursuant to which New CIBV then owed the Company $25,050,675, (ii) CINV paid $8,000,000 to CLBN in partial satisfaction of certain preexisting debts of New CIBV to CLBN, and (iii) CINV executed a promissory note in favor of New CIBV, in the amount of $8,000,000 (the "Promissory Note"). Subsequently, the $8,000,000 Promissory Note was paid by CINV to CLBN. On November 22, 1991, the United States District Court for the Southern District of California approved a settlement agreement executed by the parties to the purported derivative actions against certain directors and former directors of the Company originally filed on September 25, 1990 by Arthur-Magna Inc., an alleged stockholder of the Company, in connection with the Stock Purchase. In August 1993, the settlement was affirmed on appeal by the Court of Appeals for the Ninth Circuit. As part of the settlement, New CIBV agreed that between March 25, 1991 and March 25, 1993, the Company would sell common stock or comparable securities in the aggregate of $41,090,000 at prices no less than the prices involved in the Stock Purchase. As a result of the settlement, the Company was not required to pay to New CIBV the balance of $3,910,000 which had not been paid in connection with the Stock Purchase and retained 300,769 shares of Common Stock which had been held in trust for New CIBV pending the payment of such amount. As of March 25, 1993, the Company had sold shares of Common Stock or comparable securities in an aggregate of $37,000,016 at prices at least equal to $13.00 per share. Mr. Kassar and New CIBV satisfied the New CIBV obligation under the settlement by tendering 1,490,943 shares of Common Stock to the Company. Such shares were valued at $1.175 per share (the average closing price of the Common Stock on the NYSE during the 10 business day period preceding March 25, 1993).

    On July 2, 1990, the Company paid a dividend to holders of record of the Company's Common Stock on July 2, 1990 of one preferred stock purchase right (a "Right") for each share of Common Stock outstanding as of such date, pursuant to the Rights Agreement dated as of June 18, 1990 as amended (the "Rights Agreement"). At a meeting held on October 17, 1993, the Company's Board of Directors approved the redemption of all the outstanding Rights issued under the Rights Agreement. The record date and effective date of the redemption was October 19, 1993. Holders of Rights on the record date were entitled to receive the redemption price of $.01 per Right in cash. The aggregate redemption price for all outstanding Rights totalled $285,962 and was paid in November 1993.

    STOCK OPTION PLANS

    In 1986, the Company adopted two stock option plans (the "1986 Plans"); one for its officer, directors and key employees (the "Employee Plan") and one for its key consultants (the "Non-Employee Plan"). The Employee Plan provides for the grant of both "incentive stock options" and "nonqualified stock options" to acquire common stock of the Company. The Non-Employee Plan provides for the grant of only "nonqualified stock options." The maximum number of shares subject to the 1986 Plans are 1,450,000 shares. Options expire 10 years subsequent to date of grant.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED)
    Information relating to options under the 1986 Plan is as follows:

                                                                                    NUMBER OF
                                                                                    UNDERLYING    AVERAGE
                                                                                      SHARES       PRICE
                                                                                    ----------  -----------
Balance at December 31, 1990 (including 978,369 options
 exercisable at an average price of $7.32 per share)..............................   1,018,369   $    7.32
Granted...........................................................................      --          --
Exercised.........................................................................    (135,480)       5.49
Cancelled.........................................................................    (309,799)       7.45
                                                                                    ----------
Balance at December 31, 1991 (all outstanding options exercisable)................     573,090        7.67
Granted...........................................................................      --          --
Exercised.........................................................................      --          --
Cancelled.........................................................................     (71,500)       7.96
                                                                                    ----------
Balance at December 31, 1992 (all outstanding options are exercisable)............     501,590        7.67
Granted...........................................................................     390,500        1.25
Exercised.........................................................................      --          --
Cancelled.........................................................................    (438,599)       7.86
                                                                                    ----------
Balance at December 31, 1993 (all outstanding options are exercisable)............     453,491   $    1.95
                                                                                    ----------
                                                                                    ----------

    As of December 31, 1992 and 1993, 512,301 shares and 560,400 shares, respectively, were available under the 1986 Plans for future grants of options.

    The Company has also adopted the 1989 Stock Option and Stock Appreciation Rights Plan (the "1989 Plan") including "incentive stock options" for employees of the Company and its subsidiaries as well as "nonqualified stock options" and stock appreciation rights ("SAR's") for employees, directors and consultants of the Company or its subsidiaries and other persons, to acquire Common Stock of the Company or stock appreciation rights related to such Common Stock. All options and stock appreciation rights expire 10 years from the date of grant.

    At the time the 1989 Plan was adopted, options for a maximum of 1,500,000 shares of the Company's Common Stock and a maximum of 250,000 SARs could be granted under the 1989 Plan. At the annual meeting of stockholders of the Company held on August 23, 1991, the 1989 Plan was amended to provide that the 250,000 SAR's previously authorized may be granted as stock appreciation rights or options and increased the number of shares of Common Stock that may be granted under the 1989 Plan by 750,000 shares. At a special meeting of stockholders of the Company held on September 30, 1993, which was adjourned and concluded on October 18, 1993, the 1989 Plan was further amended to increase the number of options which may be granted under the 1989 Plan by 27,500,200 shares plus the 250,000 shares if all SAR's that may be granted under the 1989 Plan are issued as stock options, for a total of 30,000,000 shares. Among other amendments, the 1989 Plan was further amended to (i) provide for a formula of grants of options to directors and certain committee members each year, and (ii) provide for certain general provisions applicable to participants subject to
Section 16 of the Securities and Exchange Act of 1934, as amended.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED)
    Information relating to options under the 1989 Plan is as follows:

                                                                                   NUMBER OF
                                                                                   UNDERLYING     AVERAGE
                                                                                     SHARES        PRICE
                                                                                  ------------  -----------
Balance at December 31, 1990 (including 788,735 options
 exercisable at an average price of $9.66 per share)............................     1,606,201   $    9.32
Granted.........................................................................       259,000        7.27
Exercised.......................................................................        (6,000)       6.25
Cancelled.......................................................................      (333,201)       9.46
                                                                                  ------------
Balance at December 31, 1991 (including 1,009,576 options
 exercisable at an average price of $9.58 per share)............................     1,526,000        8.95
Granted.........................................................................       785,000        2.58
Exercised.......................................................................       --           --
Cancelled.......................................................................      (297,500)       8.90
                                                                                  ------------
Balance at December 31, 1992 (including 1,409,746 options
 exercisable at an average price of $7.86 per share)............................     2,013,500        6.50
Granted.........................................................................    17,454,000        1.22
Exercised.......................................................................       --           --
Cancelled.......................................................................    (1,967,000)       6.37
                                                                                  ------------
Balance at December 31, 1993 (including 1,852,351 options
 exercisable at an average price of $1.19 per share)............................    17,500,500   $    1.25
                                                                                  ------------
                                                                                  ------------

    As of December 31, 1992 and 1993, 458,500 shares and 12,471,500 shares, respectively, were available under the 1989 Plan for future grants of options. As of December 31, 1993, no stock appreciation rights have been granted.

    At December 31, 1993, the Company has reserved approximately 30,986,000 shares of its unissued common stock for stock option plans.

    At December 31, 1993, the Company had reserved approximately 189,349,000 shares of its unissued common stock for convertible debt and preferred stock.

    In April 1993 the Board of Directors of the Company, acting as the Stock Option Committee pursuant to the 1986 Plan and the 1989 Plan of the Company (collectively, the "Plans"), approved a voluntary program for the cancellation and reissuance of outstanding stock options granted under the Plans prior to such date by granting to current employees and directors of the Company the right to agree to cancel such options ("Cancelled Options") and to receive in return therefor new options ("New Options") for an equal number of shares pursuant to the Plans, on certain terms and conditions, including, among others:
(i) the exercise price for the New Options would equal $1.250, the closing price of Common Stock on the NYSE on April 20, 1993; (ii) fifty percent (50%) of the New Options would vest on April 20, 1994, the remainder would vest on April 20, 1995 provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Cancelled Options and (iii) all New Options would expire on April 20, 2003, unless the recipient's employment terminates causing the New Options to expire prior to such date. In connection with this arrangement, options to purchase 2,109,500 shares were exchanged for New Options.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L -- STOCKHOLDER'S EQUITY (CONTINUED)
    LIVE:

    On March 23, 1993, pursuant to the LIVE Prepackaged Plan, LIVE's Outstanding Preferred Stock was exchanged for a combination of Exchange Notes and Exchange Preferred Stock. Effective upon the completion of the LIVE Restructuring, 6,000,000 shares of Exchange Preferred Stock were outstanding. Each share of Exchange Preferred Stock has a liquidation value of $10.00 per share. Holders of the Exchange Preferred Stock are entitled to an annual dividend, payable quarterly, which accrues from September 1, 1992 at 5% ($.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increases on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $1,000,000 ($.17 per share) were accrued in 1992 on the Exchange Preferred Stock and were paid in March 1993. The Exchange Preferred Stock is subject to mandatory redemption with the net proceeds of any sale of the Specialty Retail Division. LIVE may redeem the Exchange Preferred Stock at any time, initially at 80% of the liquidation value until March 31, 1994, increasing 1% per month to 100% of the liquidation value after October 31, 1995.

    Holders of the Exchange Preferred Stock are entitled to elect two directors, and in certain circumstances, up to four directors, or under certain other circumstances, a majority of LIVE's Board of Directors. In addition, commencing May 1, 1996, or earlier if LIVE has elected to pay PIK dividends for a total of four quarters, holders can convert the Exchange Preferred Stock into LIVE Common Stock. The conversion price per share is obtained by dividing the liquidation value by either the market price of the LIVE Common Stock or the "Floor Price." The Floor Price is initially $4.00 per share of LIVE Common Stock, decreasing $0.25 per share at the end of each three month period thereafter. On September 1, 1998, the conversion price will be reset to the lower of the market price or $1.00 per share, resulting in the potential issuance of a minimum of 60,000,000 shares of LIVE's Common Stock.

    In connection with LIVE's restructuring, Pioneer exchanged its interest in a limited partnership with LIVE for 15,000 shares of Pioneer Preferred Stock (see
Note I). These shares are convertible into 4,926,108 shares of common equity of LIVE and are entitled to as many votes as the number of shares of Common Stock into which it may be converted. The Pioneer Preferred Stock bears a cash dividend rate of 5% and a liquidation preference of $15,000,000.

NOTE M -- INCOME TAXES
    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 has no material effect on the Company's financial position or results of operations for the year ended December 31, 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the liability method prescribed by SFAS No. 96 "Accounting for Income Taxes," which is superceded by SFAS No. 109. Among other changes, SFAS No. 109 changes the recognition and measurement criteria for deferred tax assets from that provided in SFAS No. 96.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M -- INCOME TAXES (CONTINUED)
    The components of pretax income for the Company and LIVE (1991 and 1992) and for the Company (1993) are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1991         1992         1993
                                                                   -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Domestic.........................................................  $  (159,981) $  (105,409) $   (39,899)
Foreign..........................................................      (60,000)         654      (15,368)
                                                                   -----------  -----------  -----------
                                                                   $  (219,981) $  (104,755) $   (55,267)
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    The provision (benefit) for income taxes for the Company and LIVE (1991 and 1992) and for the Company (1993) consists of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1991       1992       1993
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Current:
  Federal...............................................................  $  (7,613) $     239  $  --
  State.................................................................        101        455         38
  Foreign...............................................................        878      1,373        489
                                                                          ---------  ---------  ---------
                                                                             (6,634)     2,067        527
Deferred:
  Federal...............................................................      4,517     (1,022)     4,028
  State.................................................................      6,646     (2,639)    --
                                                                          ---------  ---------  ---------
                                                                             11,163     (3,661)     4,028
                                                                          ---------  ---------  ---------
Expense in lieu of income taxes resulting from utilization of
 preacquisition net operating losses: Foreign...........................        969      1,000     --
                                                                          ---------  ---------  ---------
Provision (benefit) for income taxes....................................  $   5,498  $    (594) $   4,555
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Components of deferred income taxes for the Company and LIVE (1991 and 1992) and the Company (1993) are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1991       1992       1993
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Film rights and other....................................................  $   3,337  $  --      $   4,028
Video rights.............................................................      5,274     (3,280)    --
Sales returns and other allowances.......................................        887        286     --
Accelerated depreciation and basis reduction.............................       (441)       (20)    --
Accruals not currently deductible for tax purposes.......................      1,337       (684)    --
Other....................................................................        769         37     --
                                                                           ---------  ---------  ---------
                                                                           $  11,163  $  (3,661) $   4,028
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M -- INCOME TAXES (CONTINUED)
    A reconciliation of the total effective tax rate to the statutory federal income tax rate for the Company and LIVE (1991 and 1992) and for the Company
(1993) is as follows:

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                      1991       1992      1993
                                     -------    ------    ------
                                           (IN THOUSANDS)
Statutory income tax rate..........     34.0%     34.0%     35.0%
Foreign operations subject to
 varying income tax rates
 and exemptions....................    (13.8)      3.8        .3
Nonutilization of net operating
 loss..............................    (18.6)    (20.7)    (34.9)
State income taxes, net of federal
 tax benefit.......................     (2.0)      3.3       (.1)
Foreign withholding tax............      (.8)     (2.3)      (.8)
Dividend exclusion.................       .2        .2      --
Alternative minimum tax............     (1.1)    (14.3)     (7.3)
Foreign deemed dividend............      (.9)     (2.2)     --
Worthless stock deduction..........      3.3      --        --
Goodwill amortization..............     (2.7)     (1.3)     --
Other..............................      (.1)       .1       (.4)
                                     -------    ------    ------
                                        (2.5)%      .6%     (8.2)%
                                     -------    ------    ------
                                     -------    ------    ------

    Current and non-current deferred income taxes generally reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's current and non-current deferred tax liabilities and assets as of December 31, 1993 are as follows (in thousands):

Current and Non-current Deferred Tax Liability:
  Film Rights and Other.......................................     $  11,365,000
Deferred Tax Assets:
  Bad Debt and Other Reserves.................................           768,770
  Film Revenue Recognition....................................         6,880,710
  Other Net...................................................           101,412
  Net Operating Tax Carryforward..............................        46,920,000
                                                                   -------------
        Total Deferred Tax Assets.............................        54,670,892
Valuation Allowance...........................................       (54,670,892)
                                                                   -------------
        Net Deferred Tax Assets...............................                 0
                                                                   -------------
Total Current and Non-current Deferred Tax Asset
(Liability)...................................................     $ (11,365,000)
                                                                   -------------
                                                                   -------------

    The provision for income taxes includes foreign taxes withheld at source on certain revenues. Such amounts were $850,000, $1,111,000 and $489,000 in 1991, 1992 and 1993, respectively. In addition, the Company has available U.S. federal net operating loss carryovers of approximately $138,000,000 and $106,000,000, respectively, for regular tax and Alternative Minimum Tax return purposes. Such carryovers will expire between the years 1996 and 2008, if not otherwise used to reduce future taxable income. The Company also has available state net operating loss carryforwards of approximately $31,000,000 which will expire in 1998. In addition, the Company has approximately $950,000 of investment tax credit carryforwards which expire in 2002. Such net operating loss carryovers are subject to certain limitations discussed below.

    Section 382 of the Internal Revenue Code ("IRC") provides rules limiting the utilization of a corporation's net operating loss carryovers following a specified change in the ownership of a corporation's equity (an "Ownership Change"). Following an Ownership Change, the amount of taxable income of a corporation

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M -- INCOME TAXES (CONTINUED)
that can be offset by pre-Ownership Change net operating loss carryovers generally cannot exceed an amount equal to the fair market value of the corporation's stock immediately before the Ownership Change (subject to certain adjustments) multiplied by the federal long-term tax-exempt rate in effect on the date of the Ownership Change (the "Annual Limitation") as adjusted for certain built-in gain items. If the Annual Limitation for a taxable year exceeds the taxable income for such year, the Annual Limitation for the next taxable year is increased by the amount of such excess.

    An Ownership Change occurred with respect to the Company on December 30, 1989. As a result, the utilization of the Company's approximately $64,000,000 of net operating loss carryovers attributable to periods prior to the Ownership Change were limited to approximately $25,000,000 in 1990 and was cumulatively limited to $50,000,000 in 1991, since none of the Annual Limitation applicable to 1990 was utilized in that year. A second Ownership Change has occurred with respect to the Company on November 1, 1991. Consequently, the utilization of the Company's approximately $79,000,000 of net operating loss carryovers attributable to periods prior to November 1, 1991, was limited in utilization for periods after the second Ownership Change. The amount of such Annual Limitation is approximately $10,000,000 per year.

    Concurrent with the restructuring described in Note B, a third ownership change occurred with respect to the Company on October 20, 1993. As a result, the utilization of the Company's approximately $138,000,000 of net operating loss carryovers attributable to periods prior to the ownership change is limited in utilization for periods after the third ownership change. The amount of such annual limitation is approximately $2,500,000 per year.

    Concurrent with the restructuring and as described in Note B, Vista became a wholly owned subsidiary of Carolco. Vista filed a separate U.S. consolidated and California combined income tax return for the periods prior to its acquisition by Carolco.

    At October 20, 1993 Vista had approximately $20,480,000 of net operating carryforwards now subject to separate return limitations ("SRLY") for regular federal tax return purposes expiring between the years 1998 and 2007.

    An ownership change occurred with respect to Vista on October 20, 1993. As a result, the utilization of Vista's approximately $20,480,000 of net operating loss carryovers attributable to periods prior to the ownership change are limited to an amount less than $500,000 per year.

    As of December 20, 1993, CSI became a greater than 80% owned subsidiary of Carolco and joined the U.S. consolidated tax return group of Carolco. At December 20, 1993, CSI had federal net operating carryovers subject to SRLY limitations in the amount of $52,377,159, expiring between the years 2001 and 2008.

    At December 31, 1992 LIVE had approximately $81,000,000 of net operating loss carryforwards available for regular federal tax return purposes expiring between the years 1996 and 2006. In accordance with Section 108 of the I.R.C. LIVE was required to reduce its "tax attributes" due to the confirmation of the LIVE Prepackaged Plan. This resulted in the reduction of net operating loss carryforwards by approximately $35,000,000. State net operating loss carryforwards were $13,000,000 prior to the reduction in "tax attributes." This amount was fully absorbed after the reduction in "tax attributes," resulting in the elimination of all net operating loss carryforwards for state tax purposes. For federal Alternative Minimum Tax ("AMT") return purposes, $58,000,000 of net operating loss carryforwards were available before the reduction in "tax attributes" and $23,000,000 after the reduction in "tax attributes." AMT net operating loss carryforwards will expire between 1996 and 2006. AMT credits of $1,634,000 are available to offset future regular federal income tax liabilities, however, these will also be subject to the "change in ownership" limitations.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M -- INCOME TAXES (CONTINUED)
    On March 17, 1993, the Bankruptcy Court confirmed the LIVE Prepackaged Plan. In accordance with the I.R.C., this reorganization has caused a "change in ownership" which resulted in a limitation on the future utilization of LIVE's net operating loss carryforwards beginning with the year ending December 31, 1993. The annual limitation is approximately $1,600,000 per year, subject to certain increases for built-in gain items. The income tax effect of the confirmation of the LIVE Prepackaged Plan has been reflected in LIVE's Statement of Operations for the year ended December 31, 1992.

    The Internal Revenue Service and the California Franchise Tax Board are currently conducting examinations of certain of LIVE's tax returns.

    The domestic entities of the Company and its predecessors have paid minimal federal or state income taxes in prior years as a result of significant revenues being received by CINV, a wholly-owned Netherlands Antilles subsidiary of the Company. CINV's earnings through October 18, 1993 were generally not subject to current taxation in the United States. Through such date, CINV was subject to substantially lower tax rates in the Netherlands Antilles. In October 1993, CINV was reorganized into a wholly-owned subsidiary of the Company incorporated under the laws of Delaware. Such reorganization should not have resulted in United States or California income tax liability to the Company. As a result of the reorganization of CINV, foreign source income of the Company in future periods will be subject to United States income taxation, which could result in a significant increase in the Company's effective tax rate. At December 31, 1992, CINV had approximately $30,000,000 of untaxed and unrepatriated earnings. There were no material restrictions on the Company's ability to repatriate its foreign earnings. These earnings would have been subject to certain income taxes and appropriate provision would have to be made in the Company's financial statements if such earnings were remitted as cash dividends or deemed to be remitted in accordance with certain provisions of the IRC.

    The Company's effective tax rate for prior years could be adversely affected by the following:

        1. The allocation of income and deductions between the Company and CINV, may be subject to challenge by the Internal Revenue Service since the Company and CINV are related parties. Management believes that its allocations of income and deductions is fair and equivalent to those which would result from an arm's length transaction.

        2. The Company and its subsidiaries may be deemed personal holding companies and the Company's foreign subsidiary may be deemed a foreign personal holding company due to the substantial stock ownership potentially attributable to Mr. Kassar and other persons. As a result, the Company may be required to pay current dividends or a penalty tax if its income from motion picture distribution is not classified as "rents" or "produced film rents" under certain provisions of the Internal Revenue Code. Management believes this income should be so classified and that the Company and its subsidiaries should not be taxed as personal holding companies or foreign personal holding companies.

        3. CINV earns only foreign source income and, prior to December 31, 1987, none of its foreign income should have been directly subject to U.S. taxation because of specific provisions in the U.S.-Netherlands Antilles Tax Treaty. With the expiration of this treaty as of December 31, 1987, it is possible, under certain theories which apply to foreign corporations engaged in activities in the United States, for the Internal Revenue Service to contend that some of CINV's income is directly subject to U.S. tax. Management does not believe that CINV has engaged in such activities in the United States and believes that none of these theories would apply.

    The Internal Revenue Service ("IRS") is conducting an ongoing examination of the Company's 1988, 1989 and 1990 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of the Company's 1988 and 1989 state income tax returns. The Company has recently received notices from the IRS regarding proposed adjustments to the Company's income tax returns

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M -- INCOME TAXES (CONTINUED)
for the taxable years under audit. The proposed adjustment format being used by the IRS allows for a period of discussion of the issues and the submission of more data before an actual adjustment is made. The Company is continuing discussions with the IRS regarding the issues raised by these proposed adjustments and the IRS has not yet indicated the nature and amount of any additional adjustments. As a result, the tax liabilities, if any, that may ultimately result from the IRS and FTB examinations cannot be determined at this time. The Company believes that its current and non-current deferred income tax liability as of December 31, 1993 is adequate to cover any potential tax liability arising from such examinations.

NOTE N -- OTHER INCOME AND OTHER EXPENSES
    Other income includes interest income of approximately $2,307,000, $1,398,000 and $507,000 in 1991, 1992 and 1993, respectively. In addition, other income for the years ended December 31, 1991, 1992 and 1993 includes $1,027,000, $2,419,000 and $3,649,000 respectively, relating to facility and equipment rentals at Carolco's motion picture studio. Other income also includes property rental income for the years ended December 31, 1991, 1992 and 1993 of $288,000, $399,000 and $435,000 respectively. Foreign currency exchange gains and losses, which were not material, have also been included in other income for each of the years presented.

    Other expenses in 1992 include losses totalling $1,116,000 resulting from the sale to the Strategic Investors of the LIVE shares in June 1992, a loss of $3,080,000 relating to the write-off of costs associated with films in which the Company no longer owns distribution rights, and a loss of $3,000,000 resulting from the write-down of the Company's aircraft to the estimated net realizable value. Other expenses in 1991 include $4,706,000 resulting from the Company's settlement of a derivative lawsuit and $3,905,000 of expenses of LIVE associated with the 1991 proposed business combination with Carolco and LIVE's related corporate restructuring.

NOTE O -- PREPAYMENT OF ACCOUNTS RECEIVABLE
    On January 8, 1993, the Company entered into a prepayment agreement with Showtime Networks Inc. ("Showtime") whereby Showtime prepaid certain license fees due to the Company for the domestic pay television exploitation of certain of the Company's motion pictures. Pursuant to the prepayment agreement, Showtime paid approximately $25,900,000 to the Company, representing the present value of future license fees (with face amount of approximately $28,000,000) due from Showtime at various times through March 1994, net of a deferred prepayment amount of $1,450,000, of which $1,000,000 was paid upon the theatrical release of CHAPLIN in December 1992. The balance of $450,000 is due upon completion of an audit by Showtime. Proceeds from the prepayment were used to reduce bank debt, to pay associated Guild obligations, and for general working capital purposes.

NOTE P -- COMMITMENTS AND CONTINGENCIES

    CAROLCO

    The Company has employment contracts with 8 of its key officers, with contract terms to 1997, requiring annual compensation of $4,045,000.

    The Company has received approximately $1,716,000 at December 31, 1993, representing deposits on certain films which the Company may not produce. This amount is included in Accrued Liabilities at December 31, 1993. Traditionally, the Company has been able to allocate advances of this nature to other pictures being produced by the Company which contain elements similar to the original film. However as a result of reduced production commitments, the Company may be required to return these deposits.

    In December 1988, CTI entered into three distribution agreements pursuant to which CTI acquired certain domestic free television syndication rights in 40 motion pictures and U.S. network rights in three of these pictures owned or controlled by Hemdale Film Corporation and other related entities (collectively, "Hemdale") and a 10% equity interest in a related Hemdale company for payments aggregating

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
$50,000,000. Under the terms of the agreements, CTI was entitled to exploit syndication rights in Hemdale titles over an aggregate term of seven and one-half years per picture with exception of one motion picture and was entitled to license network rights for a period of three years. At December 31, 1993, $1,000,000 was outstanding under these agreements and is included in Contractual Obligations. The Company has not paid this amount to Hemdale because it believes it has certain claims against Hemdale which are in excess of the amount due to Hemdale under these agreements. The domestic free television rights acquired from Hemdale were subsequently sold to Worldvision (see Note G).

    In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J. Scotti for the period commencing immediately after the Restructuring and ending twelve months thereafter. Pursuant to the agreement, Mr. Scotti shall consult with management of the Company with respect to the operation of the Company's business and such other matters as may be agreed upon between the Company and Mr. Scotti. In consideration for the services to be provided by Mr. Scotti, the Company will pay Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services to be provided by him under the agreement. Mr. Scotti will be entitled to participate in any and all of the Company's employee stock option plans during the term of the agreement, and will be granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to the market price of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti will be indemnified from certain liabilities in connection with the performance of his duties under the agreement. During the year ended December 31, 1993, the Company paid $120,000 to Mr. Scotti for his services under this agreement.

    In September 1992, the Company retained Anthony J. Scotti as a consultant to the Company and the Financial Advisors in locating capital sources, to market for sale certain accounts receivable, to make recommendations with respect to any transactions which may result, and to consider a possible restructuring of the Company's capital structure. Anthony J. Scotti is the Chairman of LIVE's Board of Directors, and was also familiar with the Company. In addition, Mr. Scotti is the Chairman of the Board of Directors and the Chief Executive Officer of All American Communications, Inc. In exchange for his services, the Company agreed to pay certain fees and expenses to Mr. Scotti. As a result of the services provided by Mr. Scotti in connection with the Restructuring, the Company paid approximately $207,000 and $912,000, respectively, in fees and expenses to Mr. Scotti in 1992 and 1993.

    On December 29, 1992, certain unsecured trade creditors of the Company agreed not to file a petition against the Company or its subsidiaries under Chapter 7 or 11 of the Bankruptcy Code. In consideration for such agreement, a subsidiary of the Company agreed to pay approximately $2,300,000, subject to certain audits. $550,000 of the total obligation was paid on December 23, 1992. The balance of the obligation was payable in 7 equal monthly installments of $250,000 each, beginning on January 23, 1993. The final payment of $250,000 was made on July 23, 1993. Upon completion of certain audits of the residual obligations, the Company may be obligated to pay an additional amount of up to $678,798.

    The Company has adopted a qualified profit sharing plan for all of its eligible employees effective as of January 1, 1989 (the "Profit Sharing Plan"). Under the plan, each employee who had attained the age of 20 1/2 is eligible to become a participant upon the first January 1 or July 1 next following such employee's completion of six months of service with the Company. Under the Profit Sharing Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 10% of his or her respective compensation and the applicable statutory limitation. The Company will match all such contributions in an amount equal to 50% thereof, subject to a per-participant matching contribution cap of 3% of such employee's compensation. In addition, the Company, at the discretion of the Board of Directors,

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P -- COMMITMENTS AND CONTINGENCIES (CONTINUED) may make an annual contribution to the Profit Sharing Plan of up to the maximum amount permitted by law. The Company's expense related to matching contributions in 1991, 1992 and 1993 totalled $93,000, $80,000 and $109,000 respectively.

    SPIDERMAN LITIGATION:

    On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem Golan ("Golan") filed an action against the Company, CINV and Spiderman Productions, Ltd. in Los Angeles County Superior Court purporting to allege claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project SPIDERMAN. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with the Company whereby 21st transferred to the Company literary rights relating to SPIDERMAN, and the Company agreed, among other things, to accord credit to Golan as a producer of the picture both on screen and in paid advertisements, with the obligations to 21st to be guaranteed by the Company and by CINV. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that the Company and CINV could assign the May 19, 1990 agreement to RCS NV, provided that RCS NV assume in writing the obligations thereunder and provided that the Company and CINV remain jointly and severally liable with RCS NV under the May 19, 1990 agreement. Plaintiffs allege that the Company and the other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the May 19, 1990 agreement to a party other than RCS NV, and by failing to provide plaintiffs with a writing showing that the Company and the other defendants have assumed the obligations of the May 19, 1990 agreement. Finally, plaintiffs allege that the Company and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

    Based on the foregoing allegations, plaintiffs sought compensatory damages in excess of $5 million, unspecified punitive damages, attorneys' fees, rescission of the May 19, 1990 agreement, a declaration as to the plaintiffs' alleged rights, and a preliminary and permanent injunction preventing the Company and the other defendants from distributing SPIDERMAN without according producer screen credit to Golan and from issuing press releases or other information to the media without according producer credit to Golan.

    On October 22, 1993, the plaintiffs, following several successful demurrers by the defendants to the plaintiffs' previous complaints, filed a Third Amended Complaint against the Company, CINV, Spiderman Productions Ltd. and RCS NV. On November 19, 1993, all four defendants filed an answer to the Third Amended Complaint in which they agreed that the May 19, 1990 agreement was rescinded, thereby accepting the demand and offer of rescission contained in the Third Amended Complaint, and filed a cross-complaint seeking restitution of the more than $5,000,000 that plaintiffs were paid under the rescinded agreement. The plaintiffs contend that assuming they make such restitution to the Company and its co-defendants and co-cross-complainants, the plaintiffs would be entitled to recover the rights, or the monetary value of the rights, that were transferred under the May 19, 1990 agreement.

    On December 14, 1993, the plaintiffs became debtors under Chapter 7 of the bankruptcy laws as a result of petitions for involuntary bankruptcy that were filed by various creditors of the plaintiffs (other than the parties to the above-described litigation). On December 15, 1993, the bankruptcy proceedings were converted to voluntary reorganization proceedings under Chapter 11 of the bankruptcy laws. The bankruptcy filings have resulted in an automatic stay of the Los Angeles Superior Court litigation for the time being. There have been no other procedural developments in that litigation since the bankruptcy filings.

    On February 3, 1994, the Company, CII, Spiderman Productions Ltd. and RCS NV filed declaratory relief actions against Viacom International Inc., its division, Viacom Enterprises, and various Doe defendants (collectively "Viacom"), and against CPT Holdings, Inc. and Columbia Pictures Home Video, Inc.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P -- COMMITMENTS AND CONTINGENCIES (CONTINUED) jointly doing business as Columbia Tri-Star Home Video, and various Doe defendants (collectively "Columbia Tri-Star"), seeking declarations that such defendants do not have certain distribution rights in SPIDERMAN. Both Viacom and Columbia Tri-Star contend that they acquired certain distribution rights from 21st prior to the Company's and 21st's entering into the May 19, 1990 agreement, and allegedly continue to hold such rights after the May 19, 1990 agreement was entered into and after it was rescinded on November 19, 1993 as described above.

    Viacom and Columbia Tri-Star each have answered the Company's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on the Company and its co-plaintiffs for anticipatory repudiation of contract, specific performance of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that the Company and its co-plaintiffs are contractually obligated to accord to Columbia Tri-Star the distribution rights that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

    Although the Company and others are plaintiffs and neither defendants nor cross-defendants in the declaratory relief action against Viacom, a ruling in favor of Viacom could significantly encumber certain of the rights the Company and its co-plaintiffs contend they have. The Company is unable to place a monetary value on these rights. Viacom asserts that it paid 21st $2,000,000 for the domestic television distribution rights that it contends it still holds.

    OTHER LITIGATION:

    On July 13, 1992, 20th Century Fox ("Fox") filed a lawsuit in Los Angeles County Superior Court, against the Company and CINV a wholly-owned subsidiary of the Company, for breach of contract and an accounting relating to amounts allegedly owed by the Company and CINV with respect to the motion picture DICE RULES. Fox claimed that a total of $1,750,000 was due under an agreement in which Fox licensed all rights to the film to the Company and CINV. Pursuant to a settlement agreement between a subsidiary of the Company, CINV and Fox, the Company agreed to pay Fox $1,200,000, payable (i) $200,000 on December 18, 1992;
(ii) $300,000 on January 21, 1993; and (iii) $700,000 in nine monthly installments of $77,778 each beginning on February 21, 1993. The final payment of $550,000 would be waived by Fox if all payments are made on the dates specified. On October 21, 1993, the Company made the final monthly installment scheduled to be made under the settlement Agreement. Therefore, the final payment of $550,000 was waived pursuant to the Agreement and such amount was included as an extraordinary gain on extinguishment of debt.

    On December 1, 1992, Parafrance Communication, S.A. and Paravision International S.A. filed identical lawsuits in Los Angeles County Superior Court and the United States Bankruptcy Court, Central District of California, against the Company and certain of its affiliates for (i) breach of contract, (ii) fraud and (iii) unjust enrichment with respect to the motion pictures THE PRODUCERS, DARLING and BILL AND TED'S EXCELLENT ADVENTURE as a result of the alleged failure by DEG to deliver certain rights in such pictures to the plaintiffs under a 1990 Asset Purchase Agreement. The State Court action was removed to the Bankruptcy Court and consolidated with the other action. Plaintiffs allege damages in excess of $3,000,000. The Company believes that any judgment against it in this action will be satisfied from a reserve fund of the DEG Liquidation Estate set aside for such claims, which is also named as a defendant in this action.

    On December 10, 1992, Lang Elliott Entertainment Inc. ("Lang Elliott") filed a lawsuit in Los Angeles County Superior Court against the Company, CTI, Vista and certain affiliates of the Company for breach of contract and an accounting relating to amounts allegedly owed by Vista to Lang Elliott with respect to the motion picture CAGE. In addition, the complaint alleges claims for conversion, constructive trust, intentional misrepresentation, breach of covenant of good faith and fair dealing, interference with prospective business

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P -- COMMITMENTS AND CONTINGENCIES (CONTINUED) advantage, unfair competition and anti-trust violations. In addition to monetary damages, the suit also seeks rescission and restitution. The suit arises out of a 1989 distribution agreement under which the Vista Partnership, of which an affiliate of the Company is the general partner, acquired all distribution rights to the picture. The complaint seeks damages of $1,350,000 (which claim includes $1,000,000 of punitive damages) for (i) license fees allegedly due to Lang Elliott under a rescinded agreement between a Company affiliate and CTI and
(ii) alleged damage to the home video and free television value of CAGE due to a nine month extension by the Vista Partnership of the pay television rights of HBO and Showtime to the film for which the Vista Partnership received no fee. The Company has successfully demurred to parts of Lang Elliott's complaint resulting in dismissal of the antitrust and breach of covenant of good faith and fair dealing causes of action. The Vista Partnership previously defended itself successfully against Lang Elliott in a recent arbitration which raised some of the same issues. The Company and the other defendants have filed an answer denying the allegations in Lang Elliott's complaint and both sides are engaging in discovery.

    LIVE:

    At December 31, 1992, LIVE had outstanding letters of credit of $1,385,000 relating to certain video rights obligations, which is secured by restricted cash.

    In addition, at December 31, 1992 LIVE had separation agreements with two former executive officers, requiring payments aggregating $327,000 in 1993. These separation payments are included in other expenses for the year ended December 31, 1991.

    LIVE has established the LIVE Incentive Savings Plan, a profit sharing and 401(k) savings plan, in which eligible employees of LIVE, LHV and the Specialty Retail Division may participate. LIVE contributions to the Savings Plan were $33,000 and $53,000 for the years ended December 31, 1991 and 1992, respectively.

    Certain agreements of LIVE permit a reduction in the amount of video right payments when stipulated conditions have not been met. Many agreements also contain an obligation for the payment of royalties above the minimum guarantee if sales exceed a stipulated amount. At December 31, 1992, $18,549,000 of royalties payable to unrelated parties are included in contractual obligations.

    LIVE's rent expense under all operating leases aggregated $8,524,000 and $7,505,000 for the years ended December 31, 1991 and 1992, respectively.

    CLASS ACTION LITIGATION:

    On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the Company, LIVE and certain of the Company's and LIVE's past and present executive directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and LIVE's Forms 10-K for the year ended December 31, 1990, in their 1990 Annual Reports and in their Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (ii) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman to Handleman in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Securities Exchange Act of 1934 (the "Exchange Act") and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further in April 1992, an amended complaint was filed in the consolidated action, (the "Amended Complaint"). The Amended Complaint contains substantially the

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P -- COMMITMENTS AND CONTINGENCIES (CONTINUED) same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV, Pioneer and Canal+), directors of Carolco (Messrs. Afman, Bonnell, Matsumoto, and Noda) and a lender to the Company. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a second amended complaint was filed in the consolidated action expanding the allegations against certain directors, a lender to the Company and Pioneer. On April 19, 1993, the Court granted Pioneer's Motion to Dismiss the second amended complaint as against Pioneer.

    In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of the Company's public debt, against the Company, LIVE and certain executive officers and directors of the Company and LIVE. The Delaware complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April 1992, this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. The purported class action complaints do not contain a damage claim of any specific dollar amount. To date, there has been only preliminary discovery in these actions.

    PURPORTED CLASS ACTION LITIGATION:

    On March 24, 1994, the same day the Business Combination was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, by an alleged stockholder of LIVE against the Company, LIVE, certain of the Company's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleges, among other things, that the defendants have violated their fiduciary duties owed to LIVE stockholders in connection with the Business Combination. Plaintiff seeks a preliminary and permanent injunction enjoining the Business Combination under its current financial terms, an open market auction of LIVE, to the extent the Business Combination is consummated prior to the entry of a final judgment in the action, rescission of the Business Combination, repayment of profits and benefits obtained as a result of defendant's alleged conduct and attorney's fees and expenses.

    Management and counsel to the Company are unable to predict the ultimate outcome of the above-described actions at this time. However, the Company and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position or results of operations.

    Other than as described above, there are no material legal proceedings to which the Company or any of its subsidiaries are a party other than ordinary routine litigation in the normal course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these other matters will not have a material adverse impact on the Company's financial position or results of operations.

NOTE Q -- GEOGRAPHICAL INFORMATION
    The Company's operations are principally motion picture production and leasing and syndication of television programming, and in 1991 and 1992 include the operations of LIVE. In 1993, the Company had two customers accounting, for 10% or more of the Company's consolidated revenues: Pioneer (14% or

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q -- GEOGRAPHICAL INFORMATION (CONTINUED)
$14,858,000) and LHV (10% or $10,331,000). In 1992, the Company had no customers accounting for 10% or more of the Company's consolidated revenues. In 1991, the Company had one customer, TriStar Pictures, Inc. (13% or $77,143,000), accounting for 10% or more of its consolidated revenues.

    Geographic information concerning the Company's operations is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                      1991         1992         1993
                                                                   -----------  -----------  ----------
                                                                              (IN THOUSANDS)
Revenues:
  Domestic:
    Sales to affiliated customers................................  $   --       $   --       $   10,331
    Sales to unaffiliated customers..............................      452,900      382,263      38,006
  Foreign:
    Europe (2)...................................................      105,735      121,721      40,663
    Asia (2).....................................................       33,625       38,365      15,211
    Other........................................................        8,850       22,965       4,097
                                                                   -----------  -----------  ----------
      TOTAL REVENUES.............................................  $   601,110  $   565,314  $  108,308
                                                                   -----------  -----------  ----------
                                                                   -----------  -----------  ----------
Operating profit (loss) (1)
  Domestic.......................................................  $    67,429  $    40,431  $    5,567
  Foreign:
    Europe.......................................................       (8,871)     (12,966)     (3,191)
    Asia.........................................................        4,932       19,048       1,905
    Other........................................................       (7,845)      (4,316)     (4,593)
                                                                   -----------  -----------  ----------
      TOTAL OPERATING PROFIT (LOSS)..............................       55,645       42,197        (312)
Selling, general and administrative expenses.....................       91,209       88,948      24,634
Interest and other expense.......................................       60,308       48,514      23,505
Amortization and write-off of goodwill...........................       35,709        6,864      --
Costs associated with restructurings and disposal of a portion of
 a line of business..............................................       88,400        2,626       6,816
                                                                   -----------  -----------  ----------
  LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF
   AFFILIATED COMPANIES, PROVISION FOR INCOME TAXES, AND MINORITY
   INTEREST......................................................  $  (219,981) $  (104,755) $  (55,267)
                                                                   -----------  -----------  ----------
                                                                   -----------  -----------  ----------
  Domestic.......................................................  $  (159,981) $  (105,409) $  (39,899)
  Foreign........................................................      (60,000)         654     (15,368)
                                                                   -----------  -----------  ----------
  LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF
   AFFILIATED COMPANIES, PROVISION FOR INCOME TAXES AND MINORITY
   INTEREST......................................................  $  (219,981) $  (104,755) $  (55,267)
                                                                   -----------  -----------  ----------
                                                                   -----------  -----------  ----------
Identifiable assets:
  Domestic.......................................................  $   660,676  $   362,180  $  180,224
  Foreign:
    Europe.......................................................      252,562      155,413         275
    Asia.........................................................        3,499        6,220       2,765
    South America................................................        3,649        3,749       1,210
    Other........................................................        4,786        5,053       3,597
                                                                   -----------  -----------  ----------
      TOTAL......................................................  $   925,172  $   532,615  $  188,071
                                                                   -----------  -----------  ----------
                                                                   -----------  -----------  ----------

- ------------------------
(1) Operating profit (loss) is total revenues less amortization of film and television costs, video rights, and expenses associated with residuals and profit participations.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q -- GEOGRAPHICAL INFORMATION (CONTINUED)

(2) In 1991, sales to affiliated customers in Europe and Asia were $7,600,000 and $16,650,000, respectively. In 1992, sales to affiliated customers in Europe and Asia were $15,092,000 and $26,924,000, respectively. In 1993, sales to affiliated customers in Europe and Asia were $7,657,000 and $14,858,000, respectively.

NOTE R -- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Certain quarterly financial information is presented below:

                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                      ----------  ----------  ----------  ----------  -----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1993:
Total revenue.......................................  $   35,612  $   28,091  $   26,133  $   18,472  $   108,308
Gross profit (loss).................................       7,989         332       1,377     (10,010)        (312)
Loss from continuing operations before provision for
 income taxes.......................................      (6,781)    (13,277)    (12,794)    (26,247)     (59,099)
Loss from continuing operations.....................      (6,781)    (13,457)    (12,988)    (30,428)     (63,654)
Gain (loss) from extraordinary items................      --          --           1,799      (1,373)         426
Net loss............................................      (7,124)    (13,654)    (11,379)    (31,801)     (63,958)
Preferred dividends paid or accrued.................      --          --          --            (834)        (834)
Net loss attributable to Common Stock...............      (7,124)    (13,654)    (11,379)    (32,635)     (64,792)
Net loss per common share:
  Continuing operations.............................       (.23)       (.47)       (.45)       (.27)       (1.28)
  Net loss..........................................       (.23)       (.47)       (.39)       (.28)       (1.28)

                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                      ----------  ----------  ----------  ----------  -----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1992:
Total Revenue.......................................  $  115,549  $   61,932  $  157,217  $  131,722  $   466,420
Gross Profit........................................      22,326      13,369       7,715     (35,227)       8,183
Loss before income taxes and minority interest......      (8,830)    (21,403)    (32,017)    (42,505)    (104,755)
Loss from continuing operations.....................      (8,769)    (14,460)    (32,866)    (41,353)     (97,448)
Gain from extraordinary items.......................       4,877      --          --           4,006        8,883
Net loss............................................      (4,306)    (14,508)    (33,129)    (36,074)     (88,017)
Preferred dividends paid or declared................      (2,950)       (700)       (262)       (409)      (4,321)
Net loss attributable to Common Stock...............      (7,256)    (15,208)    (33,391)    (36,483)     (92,338)
Net loss per common share:
  Before extraordinary item.........................        (.36)       (.54)      (1.16)      (1.35)       (3.38)
  Net loss..........................................        (.20)       (.54)      (1.16)      (1.21)       (3.06)

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                              COLUMN A     COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                             -----------  -----------  -----------  -----------  -----------
                                                                              DEDUCTIONS
                                               BALANCE                 ------------------------    BALANCE
                                              BEGINNING                  AMOUNTS       OTHER       AT END
      NAME OF DEBTOR                          OF PERIOD    ADDITIONS    COLLECTED   DEDUCTIONS    OF PERIOD
- -------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS)
Year ended December 31, 1991:
  Neil Russell (a).........................   $     222    $  --        $     222    $  --        $  --
  Robert Turner (b)........................         180       --               30       --              150
  James Gianopulos (c).....................      --              150       --               75           75
  Estate of Jose E. Menendez (d)...........      --            3,426        3,426       --           --
  Melvin A. Wilmore (e)....................      --              248       --           --              248
  David A. Mount (f).......................      --              150       --           --              150
  Devendra Mishra (g)......................      --              347           59       --              288
  Erik H. Paulson (h)......................      --              314       --              314       --
  Other (i)................................          75          456          279       --              252
                                             -----------  -----------  -----------       -----   -----------
                                              $     477    $   5,091    $   4,016    $     389    $   1,163
                                             -----------  -----------  -----------       -----   -----------
                                             -----------  -----------  -----------       -----   -----------
Year ended December 31, 1992:
  Robert Turner (b)........................   $     150    $  --        $  --        $     150    $  --
  Melvin A. Wilmore (e)....................         248       --           --              248       --
  David A. Mount (f).......................         150       --           --               50          100
  Devendra Mishra (g)......................         288       --           --               12          276
  Canal Plus (j)...........................      --              129       --           --              129
  Other (i)................................         252          276          205          304           19
                                             -----------  -----------  -----------       -----   -----------
                                              $   1,088    $     405    $     205    $     764    $     524
                                             -----------  -----------  -----------       -----   -----------
                                             -----------  -----------  -----------       -----   -----------
Year ended December 31, 1993:
  David A. Mount (f)(l)....................   $     100    $  --        $  --        $     100    $  --
  Devendra Mishra (g)(l)...................         276       --           --              276       --
  Canal Plus (j)...........................         129           24       --           --              153
  Lynwood Spinks (k).......................      --              300       --           --              300
                                             -----------  -----------  -----------       -----   -----------
                                              $     505    $     324    $       0    $     376    $     453
                                             -----------  -----------  -----------       -----   -----------
                                             -----------  -----------  -----------       -----   -----------

- ------------------------
(a)   Note receivable, interest rate 8.13%, due November 1991.
(b) Note receivable, interest rate 7.57%, due October 1991. Mr. Turner is no longer employed by the Company.
(c) Advance receivable, non-interest bearing. Mr. Gianapulos is no longer employed by the Company.
(d) Amount consists of a $2,285,000 demand loan including interest at the greater of 1 1/2% above prime or 3% above LIBOR and a non-interest bearing loan with an original balance of $170,000 under an employment agreement. The amount payable under a deferred compensation arrangement was less than this balance by $106,000 at December 31, 1990.
(e) Amount represents loan ($130,000) secured by a second deed of trust on Mr. Wilmore's residence and an unsecured loan ($100,000) and accrued interest at 10%.
(f) Amount represents a non-interest bearing, unsecured loan which will be forgiven if Mr. Mount remains employed by the Company through the term of his employment agreement. The principal amount is being written off over a three-year period ending January 1, 1995.

(g)   Amount represents loan ($300,000) secured by a second deed of trust on Mr.
      Mishra's residence and accrued interest at 5%.
(h) Amount represents a loan of $300,000 plus accrued interest at 10%, which was written off in connection with the sale of Navarre.
(i)   Advance receivable, non-interest bearing, due on demand.
(j)   Receivable, non-interest bearing, due on demand.
(k) Amount represents an unsecured loan paid to Mr. Spinks pursuant to his employment agreement. The loan bears interest at the Company's borrowing rate (LIBOR plus 2%) and will be forgiven over four years if Mr. Spinks remains employed by the Company through the term of his employment agreement. The principal and interest amount is being charged to salary expense over the four-year period ending March 1, 1997. Any remaining principal plus accumulated interest thereon shall be forgiven by the Company on the termination of Mr. Spinks' employment for any reason whatsoever other than termination by the Company for Mr. Spinks' Material
      Breach as defined in the agreement.
(l) Amounts relate to related parties of LIVE, which was disposed of in connection with the Company's Restructuring.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
      SCHEDULE IV -- INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT
                                 (IN THOUSANDS)

                                               INDEBTEDNESS OF
                                ----------------------------------------------
      COLUMN A                   COLUMN B    COLUMN C    COLUMN D    COLUMN E
- ------------------------------  ----------  ----------  ----------  ----------
                                BALANCE AT                          BALANCE AT
                                BEGINNING   ADDITIONS   DEDUCTIONS     END
      NAME OF PERSON/ENTITY     OF PERIOD      (1)         (2)      OF PERIOD
- ------------------------------  ----------  ----------  ----------  ----------
Year Ended December 31, 1991:
  New CIBV....................  $  --       $  --       $  --       $  --
  New CIBV....................     --          --          --          --
  LIVE Home Video.............     --          --          --          --
  White Eagle Enterprises
   Inc........................      5,366      --           5,366      --
  Pioneer.....................     --          --          --          --
  RCS.........................     --          --          --          --
  Other.......................         75      --              75      --
                                ----------  ----------  ----------  ----------
                                $   5,441   $  --       $   5,441   $  --
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------
Year Ended December 31, 1992:
  New CIBV....................  $  --       $  --       $  --       $  --
  Pioneer.....................     --          --          --          --
  RCS.........................     --          --          --          --
                                ----------  ----------  ----------  ----------
                                $  --       $  --       $  --       $  --
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------
Year Ended December 31, 1993:
  New CIBV....................  $  --       $  --       $  --       $  --
  Pioneer.....................     --          --          --          --
  RCS.........................     --          --          --          --
  MGM.........................     --          --          --          --
                                ----------  ----------  ----------  ----------
                                $  --       $  --       $  --       $  --
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------

                                                    INDEBTEDNESS
                                -----------------------------------------------------
      COLUMN A                   COLUMN F    COLUMN G     COLUMN H          COLUMN I
- ------------------------------  ----------  ----------  -------------      ----------
                                BALANCE AT                                  BALANCE
                                BEGINNING                                    AT END
      NAME OF PERSON/ENTITY     OF PERIOD   ADDITIONS    DEDUCTIONS        OF PERIOD
- ------------------------------  ----------  ----------  -------------      ----------
Year Ended December 31, 1991:
  New CIBV....................  $     450   $  --       $   --             $     450
  New CIBV....................      3,910      --            3,910(3)         --
  LIVE Home Video.............      1,344      11,642       12,986            --
  White Eagle Enterprises
   Inc........................     --          --           --                --
  Pioneer.....................     --          15,000       --                15,000
  RCS.........................     --          20,000       --                20,000
  Other.......................     --          --           --                --
                                ----------  ----------  -------------      ----------
                                $   5,704   $  46,642   $   16,896         $  35,450
                                ----------  ----------  -------------      ----------
                                ----------  ----------  -------------      ----------
Year Ended December 31, 1992:
  New CIBV....................  $     450   $  --       $   --             $     450
  Pioneer.....................     15,000      --           --                15,000
  RCS.........................     20,000      --           --                20,000
                                ----------  ----------  -------------      ----------
                                $  35,450   $  --       $   --             $  35,450
                                ----------  ----------  -------------      ----------
                                ----------  ----------  -------------      ----------
Year Ended December 31, 1993:
  New CIBV....................  $     450   $  --       $      450(4)      $  --
  Pioneer.....................     15,000      --           15,000(5)         --
  RCS.........................     20,000      --           20,000(6)         --
  MGM.........................     --          21,361       --                21,361
                                ----------  ----------  -------------      ----------
                                $  35,450   $  21,361   $   35,450         $  21,361
                                ----------  ----------  -------------      ----------
                                ----------  ----------  -------------      ----------

- ------------------------
(1) Advances made to or on behalf of related parties and companies under their control and/or interest incurred on such advances.
(2)   Repayments made by related parties and companies under their control.
(3) Reduction is due to the derivative lawsuit settlement. See Note L of Notes to Consolidated Financial Statements.
(4) This note was paid in full on December 22, 1993. See Note I of Notes to Consolidated Financial Statements.
(5) Represents the aggregate principal amount of Existing 10% Debentures held by Pioneer prior to the Restructuring. Pursuant to the Restructuring, a portion of the Existing 10% Debentures were exchanged for common stock of the Company and the remaining Existing 10% Debentures held by Pioneer were contributed to the Company. See Note B(5) of Notes to the Consolidated Financial Statements.
(6) Represents the aggregate principal amount of Existing 10% Debentures held by RCS prior to the Restructuring. Pursuant to the Restructuring, a portion of the Existing 10% Debentures were exchanged for common stock of the Company and the remaining Existing 10% Debentures held by RCS were contributed to the Company. See Note B(5) of Notes to the Consolidated Financial Statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS

      COLUMN A                                             COLUMN B       COLUMN C -- ADDITIONS          COLUMN D      COLUMN E
- --------------------------------------------------------  ----------  ------------------------------   -------------   ---------
                                                          BALANCE AT   CHARGED TO        CHARGED                        BALANCE
                                                          BEGINNING     COSTS AND        TO OTHER                       AT END
      DESCRIPTION                                         OF PERIOD     EXPENSES         ACCOUNTS       DEDUCTIONS     OF PERIOD
- --------------------------------------------------------  ----------  -------------   --------------   -------------   ---------
                                                                                      (IN THOUSANDS)
Year Ended December 31, 1991
  Reserves and allowances deducted from asset accounts:
    Allowance for uncollectible accounts................  $   2,161   $      878      $    9,018(1)    $    8,132(2)   $  3,925
    Allowance for ratings collections...................      3,660       --              --                3,660         --
    Allowance for future sales returns..................     --           42,337(7)       31,292(1)        59,124(3)     14,505
    Allowance for advertising...........................     --           19,563           3,647(1)        18,123(4)      5,087
    Allowance for overstock inventory...................     --            4,824           2,274(1)         2,045(5)      5,053
    Allowance for video rights in excess of net
     realizable value...................................     --           --               4,732(1)         1,096(7)      3,636
    Allowance for film costs in excess of net realizable
     value..............................................     --           20,489          --               --            20,489
                                                          ----------  -------------      -------       -------------   ---------
                                                          $   5,821   $   88,091      $   50,963       $   92,180      $ 52,695
                                                          ----------  -------------      -------       -------------   ---------
                                                          ----------  -------------      -------       -------------   ---------
Year Ended December 31, 1992
  Reserves and allowance deducted from asset accounts:
    Allowance for uncollectible accounts................  $   3,925   $    1,029      $   --           $      363(2)   $  4,591
    Allowance for future sales returns..................     14,505       33,206(6)       --               29,647(3)     18,064
    Allowance for advertising...........................      5,087       13,166          --               13,624(4)      4,629
    Allowance for overstock inventory...................      5,053        3,735          --                1,544         7,244
    Allowance for video rights in excess of net
     realizable value...................................      3,636        1,912          --                   12(7)      5,536
    Allowance for film costs in excess of net realizable
     value..............................................     20,489          391          --                2,397(8)     18,483
                                                          ----------  -------------      -------       -------------   ---------
                                                          $  52,695   $   53,439      $   --           $   47,587      $ 58,547
                                                          ----------  -------------      -------       -------------   ---------
                                                          ----------  -------------      -------       -------------   ---------
Year Ended December 31, 1993
  Reserves and allowance deducted from asset accounts:
    Allowance for uncollectible accounts................      4,591       --              --                3,201(9)      1,390
    Allowance for future sales returns..................     18,064       --              --               18,064(9)      --
    Allowance for advertising...........................      4,629       --              --                4,629(9)      --
    Allowance for overstock inventory...................      7,244       --              --                7,244(9)      --
    Allowance for video rights in excess of net
     realizable value...................................      5,536       --              --                5,536(9)      --
    Allowance for film costs in excess of net realizable
     value..............................................     18,483        2,429          --                  528(8)     20,384
                                                          ----------  -------------      -------       -------------   ---------
                                                          $  58,547   $    2,429      $   --           $   39,202      $ 21,774
                                                          ----------  -------------      -------       -------------   ---------
                                                          ----------  -------------      -------       -------------   ---------

- ------------------------
(1) This amount represents the allowance account of LIVE and was recorded during 1991 as a result of the consolidation of LIVE. See Note E of Notes to Consolidated Financial Statements.
(2) Net amount of accounts written-off and recoveries during the year.
(3) LIVE returns credited to customer accounts during the year.
(4) LIVE reimbursements for co-ok advertising.
(5) LIVE disposal of overstock inventory.
(6) Amount represents the gross profit impact to LIVE of anticipated sales returns.
(7) LIVE's write off of video rights.
(8) Write off of film costs.
(9) Reductions due to disposal of LIVE in 1993. See Note B(5) of Notes to Consolidated Financial Statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT TERM BORROWINGS

      COLUMN A                               COLUMN B      COLUMN C        COLUMN D         COLUMN E          COLUMN F
- ------------------------------------------  -----------  -------------  ---------------  ---------------  -----------------
                                                                        MAXIMUM AMOUNT   AVERAGE AMOUNT       WEIGHTED
                                              BALANCE      WEIGHTED       OUTSTANDING      OUTSTANDING    AVERAGE INTEREST
      CATEGORY OF AGGREGATE                   AT END        AVERAGE       DURING THE         DURING          RATE DURING
      SHORT TERM BORROWINGS                  OF PERIOD   INTEREST RATE      PERIOD        THE PERIOD(1)     THE PERIOD(2)
- ------------------------------------------  -----------  -------------  ---------------  ---------------  -----------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Year ended December 31, 1991:
  Note Payable to Bank (3)................   $       0          9.79%      $  10,000        $  10,000              9.79%
  Note Payable to Bank (4)................       2,190         13.00%          2,190            2,190             13.00%
  Note Payable to Bank (6)................           0         10.25%          1,966            1,148             10.25%
  Note Payable to Bank (5)................      68,420          9.45%         75,783           55,035              8.83%
  Note Payable to Bank (6)................           0         10.60%         15,700           12,400             10.63%
Year ended December 31, 1992:
  Note Payable to Bank (4)................       2,230         11.52%          2,230            2,230             11.52%
  Note Payable to Bank (7)................           0          7.65%         69,963           36,858              8.50%
  Note Payable to Bank (8)................      15,831          7.29%         97,455           62,805              7.29%
  Note Payable to Bank (9)................       6,756         12.50%          6,756            6,378             12.50%
  Note Payable to Bank (8)................      15,385          8.19%         15,385           14,930              8.19%
  Strategic Investor Loan (10)............      32,603          4.40%         32,603           32,242              4.40%
  Strategic Investor Loan (11)............       3,648          7.30%          3,648            3,585              7.30%
Year ended December 31, 1993:
  Note Payable to Bank (8)................      14,000          5.71%         31,216           16,567              5.71%

- ------------------------
(1) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
(3) Line of credit with interest at 1% above prime.
(4) Demand notes payable to foreign banks.
(5) Line of credit with interest at the greater of 1 1/4% above the Alternate Base Rate (as defined in the respective credit agreement) or 2 1/2% above LIBOR.
(6) Line of credit with interest at the higher of the banks' reference rate, or 1/2 of 1% above the Federal Funds rate payable quarterly.
(7) Line of credit with interest through November 1992 at the greater of 1 1/4% above Alternate Base Rate or 2 1/2% above LIBOR and in December 1992 at the greater of 3% above Alternate Base Rate or 4 1/4% above LIBOR. Effective with the February 5, 1993 amendment to the line of credit, the term was extended to July 29, 1994 and earlier in the event of default, provided that on January 29, 1994 any lender under the line of credit may choose to terminate the obligation to lend funds. Due to the extension of the term, as of December 31, 1992, the outstanding balance of $5,370,000 under the line of credit was reclassified from current to long-term.
(8) Loan payable with interest at LIBOR plus 2%.
(9) Prior to April 1993, line of credit bearing interest at 12.5% per annum. In April 1993, transferred to Note Payable to Bank at LIBOR plus 2%.
(10) Note payable with interest at 3-month LIBOR plus 1%.
(11) Note payable with interest at prime plus 1%.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

      COLUMN A                                                         COLUMN B
- --------------------------------------------------------  ----------------------------------
                                                            CHARGED TO COSTS AND EXPENSES
                                                          ----------------------------------
                                                          YEAR ENDED  YEAR ENDED  YEAR ENDED
                                                           DECEMBER    DECEMBER    DECEMBER
      ITEM                                                 31, 1991    31, 1992    31, 1993
- --------------------------------------------------------  ----------  ----------  ----------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
Maintenance and Repairs.................................         (1)         (1)         (1)
Depreciation and Amortization of Intangible Assets,
 Preoperating Costs, and Similar Deferrals..............   $  35,709   $   6,864         (1)
Taxes, Other Than Payroll and Income Taxes..............         (1)         (1)         (1)
Royalties...............................................         (1)   $  11,004         (1)
Advertising Costs.......................................   $  33,700   $  24,831         (1)

- ------------------------
(1) Amounts are not presented as such amounts are less than 1% of total revenues.

                                 EXHIBIT INDEX

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
      2.1    Agreement  and Plan of Merger dated as of  June 30, 1993 among Carolco Pictures Inc., Vista
              Acquisition Corporation  and The  Vista Organization,  Ltd. Incorporated  by reference  to
              Exhibit  (c)(1) to Carolco's Schedule 13E-3, Amendment No. 3, filed with the Commission on
              July 6, 1993..............................................................................
      2.2    Form of Commitment Letter dated  June 4, 1993 with each  holder of Existing 10%  Debentures and  Series D Preferred (other than the Strategic Investors). Incorporated by reference to
              Exhibit 2.2 to Carolco's Registration Statement on  Form S-1, Amendment No. 2, filed  with the Commission on July 6, 1993 (File No. 33-56380)........................................
      3.1    Restated  Certificate of Incorporation of Carolco Pictures Inc. effective October 20, 1993.
              Incorporated by reference to  Exhibit 3.5 to  Carolco's Current Report  on Form 8-K  dated
              October 20, 1993 filed with the Commission on November 4, 1993............................
      3.2    Certificate  of Designation, Preferences and Rights of Series A Convertible Preferred Stock
              (Exhibit A to Exhibit 3.1 hereto). Incorporated  by reference to Exhibit A to Exhibit  3.5 to  Carolco's Current Report on Form 8-K dated  October 20, 1993 filed with the Commission on November 4, 1993.......................................................................
      3.3    Amended and Restated Bylaws of Carolco  Pictures Inc. Incorporated by reference to  Exhibit
              3.6  to  Carolco's Current  Report  on Form  8-K  dated October  20,  1993 filed  with the
              Commission on November 4, 1993............................................................
      4.1    Indenture dated as of  October 20, 1993  between Carolco Pictures  Inc. and American  Stock
              Transfer  & Trust Company, as  Trustee, relating to the  Company's 11.5%/10% Reducing Rate
              Senior Notes due 2000 (including form of  Note). Incorporated by reference to Exhibit  4.1 to  Carolco's Current Report on Form 8-K dated  October 20, 1993 filed with the Commission on November 4, 1993.......................................................................
      4.2    Indenture dated as of  October 20, 1993  between Carolco Pictures  Inc. and American  Stock
              Transfer  & Trust  Company, as  Trustee, relating to  the Company's  13%/12% Reducing Rate
              Senior Subordinated Notes due 1999 (including form of Note). Incorporated by reference  to
              Exhibit  4.2 to Carolco's Current Report on Form 8-K dated October 20, 1993 filed with the
              Commission on November 4, 1993............................................................
      4.3    Amended and Restated Indenture dated as of September 30, 1993 between Carolco Pictures Inc.
              and IBJ Schroder Bank &  Trust Company, as Trustee, relating  to the Company's 13%  Senior
              Subordinated  Notes due  December 1,  1996. Incorporated  by reference  to Exhibit  4.3 to
              Carolco's Current Report on Form 8-K dated  October 20, 1993 filed with the Commission  on
              November 4, 1993..........................................................................
      4.4    Indenture  dated as of  October 20, 1993 between  Carolco Pictures Inc.  and First Trust of
              California,  as  Trustee,  relating  to  the  Company's  5%  Payment-In-Kind   Convertible
              Subordinated Notes due 2002 (including form of Note). Incorporated by reference to Exhibit
              4.4  to  Carolco's Current  Report  on Form  8-K  dated October  20,  1993 filed  with the
              Commission on November 4, 1993............................................................
      4.5    Form of Indenture for 7% Convertible Subordinated Notes Due 2006 (including Form of  Note).
              Incorporated by reference to Exhibit 4.13 to Carolco's Registration Statement on Form S-1,
              Amendment No. 3, filed with the Commission on August 2, 1993 (File No. 33-56380)..........
     10.1    Stock  Purchase Agreement by and between Carolco  Pictures Inc. and Technicolor, Inc. dated as of March 25, 1991. Incorporated by reference to Exhibit 4.9 to Carolco's Annual  Report on Form 10-K for the fiscal year ended December 31, 1990..................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.2    Registration  Rights Agreement dated as  of March 25, 1991  by and between Carolco Pictures
              Inc. and Technicolor, Inc. (Exhibit A  to Exhibit 10.1 hereto). Incorporated by  reference to  Exhibit  10.75 to  Carolco's Annual  Report on  Form  10-K for  the fiscal  year ended
              December 31, 1990.........................................................................
     10.3    Laboratory Services Agreement dated as  of March 25, 1991  by and between Carolco  Pictures
              Inc.  and  Technicolor, Inc.  dated as  of March  25, 1991.  Incorporated by  reference to
              Exhibit 10.76 to Carolco's Annual Report on  Form 10-K for the fiscal year ended  December
              31, 1990+.................................................................................
     10.4    Stock  Purchase Agreement dated  as of September  13, 1991 by  and between Carolco Pictures
              Inc. and Neue Constantin Film GmbH & Co. Verleih KG for 222,223 Shares of Carolco's Common
              Stock. Incorporated by  reference to Exhibit  19.1 to Carolco's  Quarterly Report on  Form
              10-Q for the quarter ended March 31, 1992.................................................
     10.5    Registration  Rights Agreement for Carolco Pictures Inc. Common Stock dated as of September
              13, 1991 by and between Carolco Pictures Inc. and Neue Constantin Film GmbH & Co.  Verleih
              KG.  Incorporated by reference to Exhibit 19.2  to Carolco's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1992......................................................
     10.6    Output Agreement dated as of September 13,  1991 by and between Carolco International  N.V.
              and  Constantin International B.V. Incorporated by  reference to Exhibit 19.3 to Carolco's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1992+.......................
     10.7    Neue Constantin GmbH & Co.  Verleih KG Guaranty dated as  of September 13, 1991 to  Carolco
              International N.V. Incorporated by reference to Exhibit 19.4 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.........................................
     10.8    Carolco  Pictures Inc. Guaranty dated as of  September 13, 1991 to Constantin International
              B.V. Incorporated by reference to Exhibit 19.5 to Carolco's Quarterly Report on Form  10-Q
              for the quarter ended March 31, 1992......................................................
     10.9    Tag  Along and Voting  Rights Agreement dated as  of September 13, 1991  by and between New
              Carolco Investments B.V. and Neue Constantin Film  GmbH & Co. Verleih KG. Incorporated  by
              reference to Exhibit 10.176 to Carolco's Registration Statement on Form S-1 filed with the
              Commission on December 24, 1992. (File No. 33-56380)......................................
     10.10   Securities Purchase Agreement dated as of May 8, 1991 between Carolco Pictures Inc. and RCS
              Video  International Services B.V., or any designated Affiliate. Incorporated by reference to Exhibit 28.1 to Carolco's Current Report on Form 8-K dated May 8, 1991.................
     10.11   Output Agreement  dated  May 8,  1991  between Carolco  International  N.V. and  RCS  Video
              Services  Antilles N.V.  Incorporated by  reference to  Exhibit 28.4  to Carolco's  Form 8
              Amendment dated November  8, 1991 to  Carolco's Current Report  on Form 8-K  dated May  8,
              1991+.....................................................................................
     10.12   Co-Production  Agreement made and entered into  as of May 8, 1991  by and between RCS Video
              Services Antilles  N.V., Carolco  Pictures Inc.  and its  wholly-owned subsidiary  Carolco
              International N.V. Incorporated by reference to Exhibit 28.5 to Carolco's Form 8 Amendment dated November 8, 1991 to Carolco's Current Report on Form 8-K dated May 8, 1991+.........
     10.13   Inducement Letter dated May 8, 1991 to RCS Editori S.p.A., RCS Video Services Antilles N.V.
              and  RCS Video International  Services B.V. Incorporated  by reference to  Exhibit 28.7 to
              Carolco's Form 8 Amendment dated November 8, 1991 to Carolco's Current Report on Form  8-K
              dated May 8, 1991+........................................................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.14   RCS  Editori S.p.A. Guaranty dated as  of May 8, 1991 to  Carolco Pictures Inc. and Carolco
              International N.V. Incorporated by reference to  Exhibit 28.8 to Carolco's Current  Report on Form 8-K dated May 8, 1991 to Carolco's Current Report on Form 8-K dated May 8, 1991...
     10.15   Carolco  Picture Inc. Guaranty dated as of May  8, 1991 to RCS Video Services Antilles N.V.
              Incorporated by reference to Exhibit 28.9 to Carolco's Form 8 Amendment dated November  8,
              1991 to Carolco's Current Report on Form 8-K dated May 8, 1991............................
     10.16   Amendment  and Limited  Waiver Agreement  dated as  of November  1, 1991  between RCS Video
              International Services B.V. and Carolco Pictures Inc. Incorporated by reference to Exhibit
              28.12 to Carolco's  Quarterly Report  on Form  10-Q for  the quarter  ended September  30,
              1991......................................................................................
     10.17   Co-Production  Venture  Agreement  by and  between  Carolco International  N.V.  and Canal+
              Productions, S.N.C. Incorporated  by reference  to Carolco's  Current Report  on Form  8-K dated May 15, 1990+.......................................................................
     10.18   Agreement  of  General  Partnership  dated as  of  June  15, 1990  by  and  between Carolco
              International N.V. and Canal+ Productions S.N.C.  Incorporated by reference to Exhibit  19 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 13, 1991...........
     10.19   Ancillary  Agreement concerning Japan and Laser Disc Rights  of Pioneer dated as of July 3,
              1990 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc. Incorporated by reference to Carolco's Current Report on Form 8-K dated May 15, 1990+...............................
     10.20   Registration Rights Agreement for LIVE Entertainment Inc. Common Stock dated as of July  3,
              1990  by  and between  LIVE  Entertainment Inc.  and  Pioneer LDCA,  Inc.  Incorporated by
              reference to Carolco's Current Report on Form 8-K dated May 15, 1990......................
     10.21   Stipulation and Agreement  of Compromise  and Settlement  and Consent  to Magistrate  Judge
              McCue's  Jurisdiction.  Incorporated by  reference to  Exhibit  28.1 to  Carolco's Current
              Report on Form 8-K dated October 18, 1991.................................................
     10.22   Revolving Credit Loan Agreement  and Security Assignment  dated as of  June 18, 1987  among
              Credit  Lyonnais Bank Nederland  N.V., Carolco International  N.V., Carolco Pictures Inc.,
              and certain of  its affiliates. Incorporated  by reference to  Exhibit 10.26 to  Carolco's
              Registration Statement on Form S-1 (File No. 33-20956)....................................
     10.23   Supplemental  Agreement dated as  of November 17,  1989 to Revolving  Credit Loan Agreement
              with Credit  Lyonnais Bank  Nederland  N.V. Incorporated  by  reference to  Exhibit  10.27
              Carolco's  Registration Statement on Form S-1, Amendment  No. 1, filed with the Commission on December 11, 1989 (File No. 33-31192)..................................................
     10.24   Second Amendment,  Consent and  Waiver  to Revolving  Credit  Loan Agreement  and  Security
              Assignment  between  Carolco  International  N.V., Carolco  Pictures  Inc.,  certain other affiliated corporations, and  Credit Lyonnais Bank  Nederland N.V. dated  as of March  17,
              1992.  Incorporated by reference to  Exhibit 28.9 to Carolco's  Current Report on Form 8-K
              dated March 24, 1992......................................................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.25   Amendment to  Revolving  Credit Loan  Agreement  and Security  Assignment  between  Carolco
              International  N.V., Carolco Pictures Inc., and certain other affiliated corporations, and
              Credit Lyonnais Bank Nederland N.V. dated as of January 4, 1993. Incorporated by reference to Exhibit 10.69 to Carolco's Registration Statement  on Form S-1, Amendment No. 1,  filed with the Commission on May 7, 1993 (File No. 33-56380)....................................
     10.26   Agreement  by Credit  Lyonnais Bank Nederland  N.V. for  the benefit of  RCS Video Services
              Antilles N.V. and  Le Studio Canal+  dated March  24, 1992. Incorporated  by reference  to
              Exhibit 28.15 to Carolco's Current Report on Form 8-K dated March 24, 1992................
     10.27   Employment  Agreements for  the services  of Mario F.  Kassar dated  as of  March 23, 1992.
              Incorporated by reference to Exhibit 28.19 to  Carolco's Current Report on Form 8-K  dated
              March 24, 1992............................................................................
     10.28   Stock  Option Agreement of Mario F. Kassar  dated March 26, 1992. Incorporated by reference to Exhibit 28.24 to Carolco's Current Report on Form 8-K dated March 24, 1992.............
     10.29   Multiple  Picture  License  Agreement   between  Le  Studio   Canal+  and  Atalanta   Films
              International  B.V. dated as of March 20, 1992.  Incorporated by reference to Exhibit W to
              Canal+ S.A.'s Schedule 13D  under the Securities  Exchange Act of  1934 (Amendment No.  4)
              dated March 24, 1992......................................................................
     10.30   Intercreditor  and Standstill Agreement between Pioneer LDCA, Inc., RCS Video International
              Services B.V. and Le Studio Canal+ dated  as of March 23, 1992. Incorporated by  reference to  Exhibit AA  to Canal+ S.A.'s  Schedule 13D under  the Securities Exchange  Act of 1934
              (Amendment No. 4) dated March 24, 1992....................................................
     10.31   Stock Transfer and Settlement  Agreement between New Carolco  Investments B.V. and  Valdina
              Corporation  N.V. dated as  of March 23, 1992.  Incorporated by reference  to Exhibit A to
              Valdina Corporation N.V.'s Schedule  13D under the Securities  Exchange Act of 1934  dated
              March 23, 1992............................................................................
     10.32   Note  Purchase Agreement between Valdina Corporation N.V.  and Le Studio Canal+ dated as of
              March 23,  1992. Incorporated  by reference  to Exhibit  D to  Valdina Corporation  N.V.'s
              Schedule 13D under the Securities Exchange Act of 1934 dated March 23, 1992...............
     10.33   Note Purchase Agreement between Valdina Corporation N.V. and Pioneer LDCA, Inc. dated as of
              March  23, 1992.  Incorporated by  reference to  Exhibit C  to Valdina  Corporation N.V.'s
              Schedule 13D under the Securities Exchange Act of 1934 dated March 23, 1992...............
     10.34   Note Purchase  Agreement  between Valdina  Corporation  N.V. and  RCS  Video  International
              Services  B.V. dated  as of  March 23,  1992. Incorporated  by reference  to Exhibit  B to
              Valdina Corporation N.V.'s Schedule  13D under the Securities  Exchange Act of 1934  dated
              March 23, 1992............................................................................
     10.35   Security  and Pledge Agreement  between New Carolco  Investments B.V. and  Le Studio Canal+
              dated as  of March  23, 1992.  Incorporated by  reference to  Exhibit M  to Canal+  S.A.'s
              Schedule  13D under the Securities Exchange Act of  1934 (Amendment No. 4) dated March 24,
              1992......................................................................................
     10.36   Security and Pledge Agreement between New  Carolco Investments B.V. and Pioneer LDCA,  Inc.
              dated  as  of March  23, 1992.  Incorporated by  reference  to Exhibit  23 to  New Carolco
              Investments B.V.'s Schedule 13D under the  Securities Exchange Act of 1934 (Amendment  No.
              8) dated March 24, 1992...................................................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.37   Security  and  Pledge  Agreement  between  New  Carolco  Investments  B.V.  and  RCS  Video
              International Services  B.V. dated  as of  March 23,  1992. Incorporated  by reference  to
              Exhibit  24 to New Carolco  Investments B.V.'s Schedule 13D  under the Securities Exchange
              Act of 1934 (Amendment No. 8) dated March 24, 1992........................................
     10.38   Letter Agreement between Mario F. Kassar and Valdina Corporation N.V. regarding  Assignment of  Registration Rights dated  March 23, 1992.  Incorporated by reference  to Exhibit E to
              Valdina Corporation N.V.'s Schedule  13D under the Securities  Exchange Act of 1934  dated
              March 23, 1992............................................................................
     10.39   Letter  Agreement  between Carolco  Pictures Inc.  and  Valdina Corporation  N.V. regarding
              Transfer of Registration Rights dated March 23, 1992. Incorporated by reference to Exhibit
              F to Valdina Corporation  N.V.'s Schedule 13D  under the Securities  Exchange Act of  1934 dated March 23, 1992......................................................................
     10.40   Letter  Agreement,  dated  March  23,  1992,  between  Carolco  Pictures  Inc.  and Valdina
              Corporation N.V.  regarding  Removal  of  Legend on  Stock  Certificate.  Incorporated  by
              reference to Exhibit 28.42 to Carolco's Current Report on Form 8-K dated March 24, 1992...
     10.41   Inducement  Agreement between  New Carolco  Investments B.V.,  Clorenda Corporation A.V.V.,
              Mario F. Kassar, Pioneer LDCA, Inc., Le Studio Canal+ and RCS Video International Services
              B.V. dated as of March 23, 1992. Incorporated  by reference to Exhibit X to Canal+  S.A.'s
              Schedule  13D under the Securities Exchange Act of  1934 (Amendment No. 4) dated March 24,
              1992......................................................................................
     10.42   Employee Stock  Option Plan  of Carolco  Pictures Inc.,  as amended  as of  June 15,  1987.
              Incorporated by reference to Exhibit 10.17 to Carolco's Registration Statement on Form S-1
              (File No.33-20956)........................................................................
     10.43   Non-Employee  Stock  Option Plan  of  Carolco Pictures  Inc.  Incorporated by  reference to
              Exhibit 10.12 to Carolco's Registration Statement on Form S-1 (File No. 33-8734)..........
     10.44   1989 Stock Option and Stock Appreciation Rights Plan of Carolco Pictures Inc., as  amended.
              Incorporated  by reference to Exhibit 99.10 to  Carolco's Current Report on Form 8-K dated
              October 20, 1993 filed with the Commission on November 4, 1994............................
     10.45   Deferred Compensation Plan of  Carolco Pictures Inc. Incorporated  by reference to  Exhibit
              10.19  to Carolco's Registration  Statement on Form  S-1, Amendment No.  1, filed with the
              Commission on November 13, 1986 (File No. 33-8734)........................................
     10.46   Employment Agreement  for  the  services  of  William Shpall  dated  as  of  May  6,  1992.
              Incorporated  by reference to Exhibit 28.1 to  Carolco's Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1992..........................................................
     10.47   Stock Option Agreement of William Shpall dated as of May 6, 1992. Incorporated by reference to Exhibit 28.2 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1992......................................................................................
     10.48   Letter Agreement dated  as of  March 17,  1988 between  White Eagle  Enterprises, Inc.  and
              Carolco  Pictures Inc. relating to the production of "Rambo IV." Incorporated by reference to Exhibit 10.48 to Carolco's Registration Statement  on Form S-1, Amendment No. 2,  filed with the Commission on May 23, 1988 (File No. 33-20956)+..................................
     10.49   Agreement dated as of October 18, 1988 among Carolco Pictures Inc., White Eagle Enterprises
              Inc.,  and White Eagle  N.V. and Exhibit  B thereto. Incorporated  by reference to Exhibit
              10.54 to Carolco's  Annual Report  on Form  10-K for the  fiscal year  ended December  31,
              1988+.....................................................................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.50   Promissory  Note Secured by Deed of Trust and  Deed of Trust dated February 22, 1988 issued by Carolco Pictures Inc.  to The Equitable  Life Assurance Society  of the United  States.
              Incorporated by reference to Exhibit 10.31 to Carolco's Registration Statement on Form S-1
              (File No. 33-20956).......................................................................
     10.51   Video  Rights  License  Agreement between  Carolco  Pictures Inc.  and  International Video
              Entertainment Inc. dated July 27, 1987, as amended as of October 15, 1987. Incorporated by reference to  Exhibit 10.47  to Carolco's  Registration Statement  on Form  S-1 (File  No.
              33-20956).................................................................................
     10.52   Amendment  to Video Rights License  Agreement between LIVE Home  Video and Carolco Pictures
              Inc. included as Exhibit 10.51 hereto dated  April 12, 1990. Incorporated by reference  to
              Exhibit  10.22 to Carolco's Annual Report on Form  10-K for the fiscal year ended December
              31, 1990..................................................................................
     10.53   Syndication  Distribution  Agreement  dated  as   of  October  19,  1988  between   Hemdale
              Communications, Inc., Hemdale Holdings, Ltd., Hemdale Film Corporation, Hemdale Film Sales
              Corporation  and Orbis Communications  Inc. Incorporated by reference  to Exhibit 10.49 to
              Carolco's Annual Report on Form 10-K for the fiscal year ended December 31, 1988+.........
     10.54   Network Distribution Agreement dated as of October 19, 1988 between Hemdale Communications,
              Inc., Hemdale Holdings, Inc., Hemdale Film Corporation, Hemdale Film Sales Corporation and
              Orbis Communications Inc. Incorporated by reference  to Exhibit 10.50 to Carolco's  Annual
              Report on Form 10-K for the fiscal year ended December 31, 1988+..........................
     10.55   "Platoon"  Distribution Agreement  dated as of  October 19, 1988  between Hemdale Holdings,
              Ltd., Hemdale Film Corporation,  Hemdale Film Sales  Corporation and Orbis  Communications
              Inc.  Incorporated by reference to  Exhibit 10.51 to Carolco's  Annual Report on Form 10-K
              for the fiscal year ended December 31, 1988+..............................................
     10.56   Revised Domestic Theatrical Distribution  Agreement dated as of  December 26, 1990  between
              Tri-Star  Pictures, Inc.  and Carolco Pictures  Inc. Incorporated by  reference to Exhibit
              10.26 to Carolco's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as amended and restated  by a Form 8  Amendment to Application or  Report dated April  15,
              1991+.....................................................................................
     10.57   Exclusive  Output Agreement dated as of May 4, 1988 between Showtime/The Movie Channel Inc.
              and Carolco Pictures Inc. Incorporated by  reference to Exhibit 10.53 to Carolco's  Annual
              Report on Form 10-K for the fiscal year ended December 31, 1988+..........................
     10.58   Agreement for the Subscription, Purchase and Sale of Shares between The Vista Organization,
              Ltd.,  TVO  Motion Picture  Management Co.,  Inc. and  Carolco Pictures  Inc. dated  as of
              September 20 1989. Incorporated  by reference to Exhibit  10.58 to Carolco's  Registration
              Statement on Form S-1 (File No. 33-31192).................................................
     10.59   Amendment  to  Agreement for  Subscription, Purchase  and  Sale of  Shares among  The Vista
              Organization, Ltd., TVO  Motion Picture  Management Co.,  Inc. and  Carolco Pictures  Inc.
              dated  as of  January 22, 1990.  Incorporated by  reference to Exhibit  10.89 to Carolco's
              Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on  January
              31, 1990 (File No. 33-31192)..............................................................
     10.60   Indemnity Agreement between Carolco Pictures Inc. and the individual Directors and Officers of  The Vista Organization, Ltd. dated as of September 20, 1989. Incorporated by reference to Exhibit 10.60 to Carolco's Registration Statement on Form S-1 (File No. 33-31192)......

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.61   Amended and  Restated  Acquisition  Agreement  by and  among  Carolco  Pictures  Inc.,  DEG
              Acquisition  Corporation, De Laurentiis Entertainment  Group Inc. and certain subsidiaries and the Official Committee of Creditors dated December 22, 1989. Incorporated by reference to Exhibit  10.78 to  Carolco's Annual  Report  on Form  10-K for  the fiscal  year  ended
              December 31, 1989.........................................................................
     10.62   Amendment  dated March 29, 1990 to Amended  and Restated Acquisition Agreement by and among
              Carolco Pictures Inc., DEG Acquisition Corporation, De Laurentiis Entertainment Group Inc.
              and certain subsidiaries and the Official Committee of Creditors included as Exhibit 10.73 hereto. Incorporated by reference to Exhibit 10.89 to Carolco's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1989...............................................
     10.63   Purchase and Sale Agreement, dated August 14, 1992, by and between Worldvision Enterprises,
              Inc. and Carolco Television  Inc. Incorporated by reference  to Exhibit 28.1 to  Carolco's
              Current Report on Form 8-K dated September 2, 1992........................................
     10.64   First  Amendment to  Purchase and  Sale Agreement, dated  as of  September 2,  1992, by and between  Worldvision  Enterprises,  Inc.  and  Carolco  Television  Inc.  Incorporated  by
              reference  to Exhibit  28.2 to  Carolco's Current  Report on  Form 8-K  dated September 2,
              1992......................................................................................
     10.65   Confirmation and Guaranty dated as of August 14, 1992, by and between Carolco Pictures Inc.
              and Worldvision Enterprises, Inc. Incorporated by reference to Exhibit 10.137 to Carolco's
              Registration Statement on Form S-1, Amendment No.  3, filed with the Commission on  August
              2, 1993 (File No. 33-56380)...............................................................
     10.66   Accounts  Receivable Purchase  and Sale  Agreement, dated as  of October  16, 1992, between
              Carolco Television  Inc.  and Sun  Life  Insurance  Company of  America.  Incorporated  by
              reference  to  Exhibit 28.3  to Carolco's  Current Report  on Form  8-K dated  October 20,
              1992......................................................................................
     10.67   Guaranty dated October 19,  1992 by Carolco  Pictures Inc. in favor  of Sun Life  Insurance
              Company  of America. Incorporated by reference to Exhibit 10.139 to Carolco's Registration
              Statement on Form S-1, Amendment No. 3, filed with the Commission on August 2, 1993  (File
              No. 33-56380).............................................................................
     10.68   Retainer  Letter with Daniels  & Associates and  Jefferson Capital Group,  Ltd. dated as of
              August 13, 1992.  Incorporated by reference  to Exhibit 10.177  to Carolco's  Registration
              Statement  on  Form  S-1  filed  with  the  Commission  on  December  24,  1992  (File No.
              33-56380).................................................................................
     10.69   Retainer Letter with Daniels  & Associates and  Jefferson Capital Group,  Ltd. dated as  of
              December  22, 1992. Incorporated by reference  to Exhibit 10.178 to Carolco's Registration
              Statement on  Form  S-1  filed  with  the  Commission  on  December  24,  1992  (File  No.
              33-56380).................................................................................
     10.70   Retainer  Letter with  Anthony J.  Scotti dated  as of  September 1,  1992. Incorporated by reference to Exhibit 10.179 to Carolco's Registration Statement on Form S-1 filed with the
              Commission on December 24, 1992 (File No. 33-56380).......................................
     10.71   Letter Agreement between Carolco Pictures Inc. and Robert W. Goldsmith for the services  of
              Robert  W. Goldsmith dated  as of November  2, 1992. Incorporated  by reference to Exhibit
              10.143 to Carolco's Registration Statement  on Form S-1, Amendment  No. 1, filed with  the
              Commission on May 7, 1993 (File No. 33-56380).............................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.72   Prepayment  Agreement  dated as  of  January 8,  1993,  between Carolco  Pictures  Inc. and
              Showtime  Networks  Inc.  Incorporated  by  reference  to  Exhibit  10.148  to   Carolco's
              Registration  Statement on Form S-1, Amendment No. 1,  filed with the Commission on May 7,
              1993 (File No. 33-56380)..................................................................
     10.73   Letter Agreement  dated February  11,  1993, between  Carolco  Pictures Inc.  and  Showtime
              Networks Inc. amending Showtime Prepayment Agreement. Incorporated by reference to Exhibit
              10.149  to Carolco's Registration Statement  on Form S-1, Amendment  No. 1, filed with the
              Commission on May 7, 1993 (File No. 33-56380).............................................
     10.74   $15 Million  Secured Promissory  Note dated  December 17,  1992 by  Carolco Pictures  Inc.,
              Carolco  International N.V.  and Carolco  Television Inc.  in favor  of The  Screen Actors
              Guild, The Directors Guild of America, The  Writers Guild of America West, and The  Motion
              Picture  Industry Pension and Health Plans. Incorporated by reference to Exhibit 10.150 to
              Carolco's Registration Statement on Form S-1,  Amendment No. 1, filed with the  Commission on May 7, 1993 (File No. 33-56380)........................................................
     10.75   Security  Agreement dated December 17, 1992 by Carolco Pictures Inc., Carolco International
              N.V. and Carolco Television Inc. in favor of The Screen Actors Guild, The Directors  Guild of America, the Writers Guild of America West, and the Motion Picture Industry Pension and
              Health  Plans.  Incorporated  by reference  to  Exhibit 10.151  to  Carolco's Registration
              Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No.
              33-56380).................................................................................
     10.76   Subordination Agreement dated December 17, 1992 by and among Credit Lyonnais Bank Nederland
              N.V. and The Screen  Actors Guild, The  Directors Guild of America,  The Writers Guild  of
              America  West, and The Motion  Picture Industry Pension and  Health Plans. Incorporated by
              reference to Exhibit 10.152 to Carolco's Registration Statement on Form S-1, Amendment No.
              1, filed with the Commission on May 7, 1993 (File No. 33-56380)...........................
     10.77   Commitment Letter  and Co-Production  Agreement dated  as of  April 3,  1992 by  and  among
              Cliffhanger  B.V., Carolco International  N.V., Carolco Nominee  B.V., Pioneer LDCA, Inc.,
              Cinepole Productions B.V. and RCS Video  Services Antilles N.V. Incorporated by  reference to  Exhibit 10.153 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+...................................
     10.78   Amendment to Commitment Letter and  Co-Production Agreement dated as  of April 27, 1992  by and among Cliffhanger B.V., Carolco International N.V., Carolco Nominee B.V., Pioneer LDC,
              Inc.,  Cinepole Productions B.V., RCS Video Services Antilles N.V., Carolco Pictures Inc.,
              Credit Lyonnais Bank Nederland N.V. and Le Studio Canal+ S.A. Incorporated by reference to
              Exhibit 10.154 to  Carolco's Registration Statement  on Form S-1,  Amendment No. 1,  filed with the Commission on May 7, 1993 (File No. 33-56380)+...................................
     10.79   Second  Amendment to Commitment  Letter and Co-Production  Agreement dated as  of April 23,
              1993 to  be  effective  as of  April  3,  1992  by and  among  Cliffhanger  B.V.,  Carolco
              International  N.V., Carolco Nominee B.V., Pioneer  LDCA, Inc., Cinepole Productions B.V.,
              RCS Video Services Antilles N.V. and Cliffhanger Investments Holding Inc. Incorporated  by
              reference to Exhibit 10.155 to Carolco's Registration Statement on Form S-1, Amendment No.
              1, filed with the Commission on May 7, 1993 (File No. 33-56380)+..........................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.80   Participation  and  Assumption  Agreement  dated  as of  January  8,  1992  by  and between
              Carolco/Le Studio  Canal+  Productions  V.O.F.  and  Japan  Satellite  Broadcasting,  Inc.
              Incorporated  by reference to  Exhibit 10.156 to Carolco's  Registration Statement on Form
              S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+.......
     10.81   Investment Agreement dated as  of July 15,  1991 by and  among Carolco International  N.V.,
              Carolco  Pictures  Inc.  and Le  Studio  Canal+  S.A. with  respect  to  "Basic Instinct."
              Incorporated by reference to  Exhibit 10.157 to Carolco's  Registration Statement on  Form
              S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+.......
     10.82   Securities  Purchase Agreement dated  as of May  25, 1993, by  and between Carolco Pictures
              Inc. and  Pioneer LDCA,  Inc., Cinepole  Productions B.V.  and MGM  Holdings  Corporation.
              Incorporated  by reference to  Exhibit 10.164 to Carolco's  Registration Statement on Form
              S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380).......
     10.83   Contribution and  Exchange Agreement  dated as  of May  25, 1993,  by and  between  Carolco
              Pictures  Inc. and Pioneer LDCA,  Inc., Cinepole Productions B.V.,  Le Studio Canal+ S.A.,
              RCS  Video  International  Services  B.V.,  RCS  Video  Services  Antilles  N.V.  and  RCS
              International Communications N.V. Incorporated by reference to Exhibit 10.166 to Carolco's
              Registration  Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6,
              1993 (File No. 33-56380)..................................................................
     10.84   Confidential Draft  Term  Sheet for  Proposed  MGM/Carolco Distribution  Agreement  by  and
              between  Carolco Pictures Inc. and Metro-Goldwyn-Mayer, Inc.,  dated as of April 23, 1993.
              Incorporated by reference to  Exhibit 10.168 to Carolco's  Registration Statement on  Form
              S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380)+......
     10.85   Domestic  Output Agreement  by and between  Carolco Pictures  Inc. and Metro-Goldwyn-Mayer,
              Inc., dated as of  May 1, 1993.  Incorporated by reference to  Exhibit 10.12 to  Carolco's
              Quarterly Report on Form 10-Q for the quarter ended September 30, 1993+...................
     10.86   Employment  Agreement between Carolco Pictures Inc. and Mario F. Kassar for the services of
              Mario F. Kassar, dated as of May 3,  1993. Incorporated by reference to Exhibit 28 to  New
              Carolco  Investments  B.V.'s  Schedule  13D  under the  Securities  Exchange  Act  of 1934
              (Amendment No. 10) dated May 6, 1993......................................................
     10.87   Stock Option  Agreement of  Mario  F. Kassar  dated  as of  May  3, 1993.  Incorporated  by reference  to  Exhibit  29  to  New Carolco  Investments  B.V.'s  Schedule  13D  under the
              Securities Exchange Act of 1934 (Amendment No. 10) dated May 6, 1993......................
     10.88   First Amendment  to Inducement  Agreement dated  as of  April 30,  1993, by  and among  New
              Carolco  Investments B.V.,  Clorenda Corporation  A.V.V., Mario  F. Kassar,  Pioneer LDCA,
              Inc., Le Studio Canal+ and RCS Video International Services B.V. Incorporated by reference to Exhibit 30 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange
              Act of 1934 (Amendment No. 10) dated May 6, 1993..........................................
     10.89   Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and
              Le Studio Canal+ dated as  of April 30, 1993. Incorporated  by reference to Exhibit 34  to
              New  Carolco Investments  B.V.'s Schedule  13D under the  Securities Exchange  Act of 1934
              (Amendment No. 10) dated May 6, 1993......................................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.90   Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and
              Pioneer LDCA, Inc. dated as of April 30, 1993. Incorporated by reference to Exhibit 35  to
              New  Carolco Investments  B.V.'s Schedule  13D under the  Securities Exchange  Act of 1934
              (Amendment No. 10) dated May 6, 1993......................................................
     10.91   Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and
              RCS Video  International  Services  B.V. dated  as  of  April 30,  1993.  Incorporated  by reference  to  Exhibit  36  to  New Carolco  Investments  B.V.'s  Schedule  13D  under the
              Securities Exchange Act of 1934 (Amendment No. 10) dated May 6, 1993......................
     10.92   Letter Agreement dated May 25,  1993 by and between Carolco  Pictures Inc. and New  Carolco
              Investments  B.V. relating to delivery of shares.  Incorporated by reference to Exhibit 38 to New Carolco Investments B.V.'s Schedule 13D  under the Securities Exchange Act of  1934
              (Amendment No. 11) dated May 25, 1993.....................................................
     10.93   Letter  Agreement dated as of May 25, 1993  by and between Carolco Pictures Inc., Daniels &
              Associates and Jefferson Capital Group, Ltd., amending Retainer Letter dated as of  August
              13,  1992. Incorporated by reference to Exhibit 10.177 to Carolco's Registration Statement
              on Form  S-1, Amendment  No.  2, filed  with the  Commission  on July  6, 1993  (File  No.
              33-56380).................................................................................
     10.94   Letter  Agreement dated as of May 25, 1993  by and between Carolco Pictures Inc., Daniels &
              Associates and  Jefferson  Capital Group,  Ltd.,  amending  Retainer Letter  dated  as  of
              December  22, 1992. Incorporated by reference  to Exhibit 10.178 to Carolco's Registration
              Statement on Form S-1, Amendment  No. 2, filed with the  Commission of July 6, 1993  (File
              No. 33-56380).............................................................................
     10.95   Letter  Agreement dated as of May 25, 1993 by and between Carolco Pictures Inc. and Anthony
              J. Scotti,  Amending  Retainer Letter  dated  as of  September  1, 1992.  Incorporated  by reference to Exhibit 10.179 to Carolco's Registration Statement on Form S-1, Amendment No.
              2, filed with the Commission on July 6, 1993 (File No. 33-56380)..........................
     10.96   Letter  Agreement  between Carolco  Pictures Inc.,  Carolco Television  Inc. and  Robert W.
              Goldsmith for the services of Robert W. Goldsmith dated as of April 1, 1991.  Incorporated by  reference to Exhibit 10.180 to Carolco's Registration Statement on Form S-1, Amendment
              No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380)......................
     10.97   Letter Agreement between  Carolco Pictures Inc.  and Karen  A. Taylor for  the services  of
              Karen A. Taylor dated as of March 20, 1991. Incorporated by reference to Exhibit 10.181 to
              Carolco's  Registration Statement on Form S-1, Amendment  No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380).......................................................
     10.98   Letter Agreement between  Carolco Pictures Inc.  and Karen  A. Taylor for  the services  of
              Karen  A. Taylor dated as of  May 20 1992. Incorporated by  reference to Exhibit 10.182 to
              Carolco's Registration Statement on Form S-1,  Amendment No. 2, filed with the  Commission on July 6, 1993 (File No. 33-56380).......................................................
     10.99   Consulting  Agreement dated  as of June  7, 1993 by  and between Carolco  Pictures Inc. and
              Anthony J. Scotti. Incorporated by reference  to Exhibit 10.183 to Carolco's  Registration
              Statement  on Form S-1, Amendment No.  2, filed with the Commission  on July 6, 1993 (File
              No. 33-56380).............................................................................
     10.100  Statement of Release of Collateral Shares by Pioneer LDCA, Inc. (acting as collateral agent for Le Studio Canal+ and RCS Video International Services B.V.) dated as of May 20,  1993.
              Incorporated  by reference  to Exhibit  AK to  Canal's Schedule  13D under  the Securities
              Exchange Act of 1934 (Amendment No. 8) dated June 1, 1993.................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.101  First Amendment to Securities Purchase Agreement dated as of July 29, 1993, by and  between
              Carolco  Pictures Inc. and Pioneer LDCA, Inc.,  Cinepole Productions B.V. and MGM Holdings
              Corporation. Incorporated  by  reference  to  Exhibit  10.192  to  Carolco's  Registration
              Statement  on Form S-1, Amendment No. 3, filed with the Commission on August 2, 1993 (File
              No. 33-56380).............................................................................
     10.102  First Amendment to Contribution and  Exchange Agreement dated as of  July 29, 1993, by  and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V., Le Studio
              Canal+  S.A., RCS Video International Services B.V.,  RCS Video Services Antilles N.V. and
              RCS International  Communications N.V.  Incorporated  by reference  to Exhibit  10.193  to
              Carolco's  Registration Statement on Form S-1, Amendment  No. 3, filed with the Commission on August 2, 1993 (File No. 33-56380).....................................................
     10.103  Letter Agreement  dated  May  4,  1993  by  and  between  Carolco  Pictures  Inc.,  Carolco
              International  N.V.,  RCS  Editori  S.p.A.,  RCS  Video  Services  Antilles  N.V.  and RCS
              International Communications N.V., amending Inducement  Letter and Output Agreement,  each dated  May 8, 1991. Incorporated by reference  to Exhibit 10.194 to Carolco's Registration
              Statement on Form S-1, Amendment No. 3, filed with the Commission on August 2, 1993  (File
              No. 33-56380).............................................................................
     10.104  Letter  Agreement  dated as  of  September 11,  1992  among Hexagon  Films  (U.S.), Carolco
              Pictures Inc.  and  Carolco International  N.V.,  relating to  Stargate.  Incorporated  by reference to Exhibit 10.195 to Carolco's Registration Statement on Form S-1, Amendment No.
              3, filed with the Commission on August 2, 1993 (File No. 33-56380)+.......................
     10.105  Letter  Agreement  dated as  of  September 11,  1992  among Hexagon  Films  (U.S.), Carolco
              Pictures Inc. and Carolco  International N.V., amending  Letter Agreement dated  September
              11,  1992  with  respect to  Stargate.  Incorporated  by reference  to  Exhibit  10.196 to
              Carolco's Registration Statement on Form S-1,  Amendment No. 3, filed with the  Commission on August 2, 1993 (File No. 33-56380)+....................................................
     10.106  Letter Agreement dated as of November 13, 1992 among Hexagon Films (U.S.), Carolco Pictures
              Inc.  and Carolco International  N.V., amending Letter Agreement  dated September 11, 1992 with respect  to  Stargate. Incorporated  by  reference  to Exhibit  10.197  to  Carolco's
              Registration  Statement on Form S-1, Amendment No.  3, filed with the Commission on August
              2, 1993 (File No. 33-56380)...............................................................
     10.107  Standby Purchase and Investment Agreement dated as of July 29, 1993, by and between Carolco
              Pictures Inc., Cinepole Productions B.V., Le Studio Canal+, Pioneer LDCA, Inc., RCS  Video
              International  Services B.V.  and Tele-Communications,  Inc. Incorporated  by reference to
              Exhibit 10.198 to  Carolco's Registration Statement  on Form S-1,  Amendment No. 3,  filed with the Commission on August 2, 1993 (File No. 33-563)...................................
     10.108  Second  Amendment  to Securities  Purchase Agreement  dated as  of August  19, 1993  by and between Carolco Pictures Inc.  and Pioneer LDCA, Inc.,  Cinepole Productions B.V. and  MGM
              Holdings   Corporation.  Incorporated  by   reference  to  Exhibit   10.199  to  Carolco's
              Registration Statement on Form S-1, Amendment No.  4, filed with the Commission on  August
              23, 1993 (File No. 33-56380)..............................................................
     10.109  Employment  Agreement between Carolco Pictures Inc. and  Lynwood Spinks for the services of
              Lynwood Spinks,  dated  as of  August  9, 1993  and  entered into  as  of March  1,  1992.
              Incorporated  by reference to  Exhibit 10.200 to Carolco's  Registration Statement on Form
              S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380)+...

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.110  Agreement by and between Carolco Pictures  Inc. and Tele-Communications, Inc., dated as  of
              August  19, 1993 relating  to certain pre-theatrical  pay-per-view rights. Incorporated by reference to Exhibit 10.201 to Carolco's Registration Statement on Form S-1, Amendment No.
              4, filed with the Commission on August 23, 1993 (File No. 33-56380)+......................
     10.111  Co-Production Financing Agreement by and among Carolco Pictures Inc., Le Studio Canal+  and
              Tele-Communications,  Inc.,  dated as  of August  19, 1993.  Incorporated by  reference to
              Exhibit 10.202 to  Carolco's Registration Statement  on Form S-1,  Amendment No. 4,  filed with the Commission on August 23, 1993 (File No. 33-56380)+...............................
     10.112  License  Agreement by and between Carolco Pictures Inc. and Encore Media Corporation, dated as of  August  17,  1993.  Incorporated  by  reference  to  Exhibit  10.203  to  Carolco's
              Registration  Statement on Form S-1, Amendment No.  4, filed with the Commission on August
              23, 1993 (File No. 33-56380)+.............................................................
     10.113  Stock Purchase  Agreement by  and between  Carolco Pictures  Inc. and  Tele-Communications,
              Inc.,  dated as of August 19, 1993. Incorporated by reference to Exhibit 10.204 to Carolco
              Registration Statement on Form S-1, Amendment No.  4, filed with the Commission on  August
              23, 1993 (File No. 33-56380)..............................................................
     10.114  Third  Amendment to  Securities Purchase  Agreement dated  October 7,  1993 by  and between
              Carolco Pictures Inc. and  Pioneer LDCA, Inc., Cinepole  Production B.V. and MGM  Holdings
              Corporation.  Incorporated by reference to Exhibit  DD to Pioneer Electronic Corporation's
              Schedule 13D under the Securities  Exchange Act of 1934, Amendment  No. 4, filed with  the
              Commission on November 2, 1993............................................................
     10.115  Second Amendment to Contribution and Exchange Agreement dated as of October 15, 1993 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V., Le Studio
              Canal+  S.A., RCS Video International  Service B.V., RCS Video  Services Antilles N.V. and
              RCS International Communications N.V. Incorporated by  reference to Exhibit EE to  Pioneer
              Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment
              No. 4, filed with the Commission on November 2, 1993......................................
     10.116  Stockholders  Agreement dated as of October 20, 1993 by and between New Carolco Investments
              B.V., Pioneer LDCA, Inc., Cinepole Productions B.V., RCS Video International Services B.V.
              and MGM  Holdings  Corporation.  Incorporated  by  reference  to  Exhibit  BB  to  Pioneer
              Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment
              No. 4, filed with the Commission on November 2, 1993......................................
     10.117  Registration  Rights Agreement dated as of October 20, 1993 by and between Carolco Pictures
              Inc. and Pioneer LDCA, Inc., Cinepole  Productions B.V., RCS Video International  Services
              B.V.  and MGM  Holdings Corporation.  Incorporated by reference  to Exhibit  AA to Pioneer
              Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment
              No. 4 filed with the Commission on November 2, 1993.......................................
     10.118  Put and Call Agreement dated October 20, 1993 by and among MGM Holdings Corporation, Credit
              Lyonnais S.A. and Cinepole Productions B.V. Incorporated by reference to Exhibit E to  MGM
              Holdings  Corporation's Schedule 13D under the  Securities Exchange Act of 1934, Amendment
              No. 1, filed with the Commission on November 1, 1993......................................

                                                                                                          SEQUENTIALLY
  EXHIBIT                                                                                                   NUMBERED
  NUMBER                                             DESCRIPTION                                              PAGE
- -----------  -------------------------------------------------------------------------------------------  -------------
     10.119  Subordination Agreement dated October  20, 1993 by and  among Pioneer LDCA, Inc.,  Cinepole
              Productions  B.V., RCS Video International Services B.V., RCS International Communications
              N.V. and MGM  Holdings Corporation.  Incorporated by reference  to Exhibit  CC to  Pioneer
              Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment
              No. 4, filed with the Commission on November 2, 1993......................................
     10.120  Registration Rights Agreement for LIVE Entertainment Inc. Common Stock dated as of July 20,
              1993, by and among LIVE Entertainment Inc., Carolco Pictures Inc., Pioneer LDCA, Inc., RCS
              Video  International Services B.V., RCS Video Services Antilles N.V., and Le Studio Canal+
              S.A. Incorporated by reference to Exhibit 10.84 to LIVE Entertainment Inc.'s Annual Report
              on Form 10-K for the fiscal year ended December 31, 1993..................................
     10.121  Letter Agreement between  Carolco Pictures Inc.  and Karen  A. Taylor for  the services  of
              Karen A. Taylor effective November 1, 1993. Filed herewith................................
     10.122  Retainer Letter with Daniels & Associates dated as of January 20, 1994. Filed herewith.....
     11.1    Statement of Computation of Per Share Earnings. Filed herewith.............................
     21.1    Subsidiaries of Carolco Pictures Inc. Filed herewith.......................................
     23.1    Consent of Ernst & Young. Filed herewith...................................................

- ------------------------
+     Confidential treatment requested