Form 10-K/A
period 1993-12-31
CAROLCO PICTURES INC
filed 1994-04-20
CIK 801441

[TYPE]                               10-K/A
[NOTIFY]                             73243,627
[PERIOD]                             12/31/93


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C 20549


                           FORM 10-K/A
                         Amendment No. 1

(Mark One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1993
                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    Commission File Number 1-9264


                      CAROLCO PICTURES INC.
     (Exact name of Registrant as specified in its charter)

     Delaware                                95-40-46-437
(State or other jurisdiction            (I.R.S. Employer of
incorporation or organization)          Identification Number)

8800 Sunset Blvd., Los Angeles, CA             90069
(Address of principal executive offices)     (Zip Code)
                 Registrant's Telephone Number,
               Including Area Code: (310) 859-8800

   Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class          Name of exchange on which registered
Common Stock, par value      New York Stock Exchange, Inc.
$.01                         Pacific Stock Exchange, Inc.


        Securities Registered Pursuant To Section 12(g)
                        Of The Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports equired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

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

               DOCUMENTS INCORPORATED BY REFERENCE
           No documents are incorporated by reference
                    into Parts I, II or III.

    The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 in order to file an additional exhibit.

     Item 14(a)(3). The exhibits listed on the Exhibit Index are filed as part of this report.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CAROLCO PICTURES INC.


                             By:  /s/ William A. Shpall
                                   William A. Shpall
                                   Executive Vice President,
                                   Chief Financial Officer

                             Dated: April 20, 1994