Form 10-Q
period 1994-03-31
CAROLCO PICTURES INC
filed 1994-05-11
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1994


Commission File No. 1-9264



CAROLCO PICTURES INC.
(Exact name of registrant as specified in its charter)



           Delaware                                95-4046437
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)


8800 Sunset Blvd., Los Angeles, CA                            90069
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

The number of shares outstanding of registrant's Common Stock, $.01 par value, at May 11, 1994 was 140,015,109 shares, including 2,327,381 shares of treasury stock.

CAROLCO PICTURES INC. AND SUBSIDIARIES






PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 1993 and March 31, 1994 (unaudited)

     Condensed Consolidated Statements of Operations - Three months ended March 31, 1993 and 1994 (unaudited)

     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1993 and 1994 (unaudited)

     Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Item 3.   Defaults upon Senior Securities

Item 6.   Exhibits and Reports on Form 8-K

           CAROLCO PICTURES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS

                        A S S E T S



                                                                                December 31,     March 31,
                                                                                   1993            1994
                                                                                          (Unaudited)
                                                                                        (In Thousands)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $56,697        $33,368
Restricted cash (Note D) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,255            --
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,837         12,036
Accounts receivable, related parties . . . . . . . . . . . . . . . . . . . . . .     4,877          4,777
Film costs, less accumulated amortization (Note C) . . . . . . . . . . . . . . .    78,427         66,861
Property and equipment, at cost, less accumulated depreciation and
     amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,925         19,611
Other assets (Note C). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,053         30,784
                                                                                ----------        -------
         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $188,071       $167,437
                                                                                ==========       ========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
   Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . .    $21,041        $16,602
   Accrued residuals and participations . . . . . . . . . . . . . . . . . . . .     23,312         22,172
   Income taxes, current and deferred . . . . . . . . . . . . . . . . . . . . .     11,365         11,365
   Debt (Note E). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     94,580         93,706
   Advance collections on contracts . . . . . . . . . . . . . . . . . . . . . .     20,012          6,954
   Contractual obligations. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,180          1,180
   Notes and amounts payable, related parties (Note D). . . . . . . . . . . . .     35,656         37,308
   Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,995          1,251
                                                                                ----------        -------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .   209,141        190,538
COMMITMENTS AND CONTINGENCIES - (Note F)
STOCKHOLDERS' DEFICIENCY - (Note G)
   Preferred stock - $1.00 par value, 10,000,000 shares authorized:
          Series A Convertible Preferred Stock, 120,000 shares authorized,
          82,500 shares issued and outstanding ($84,360,000 aggregate
          liquidation preference) . . . . . . . . . . . . . . . . . . . . . . .         83             84
   Common stock - $.01 par value, 650,000,000 shares authorized,
     140,015,109 shares issued and outstanding, including 2,327,381
     shares in treasury. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,400          1,400
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .    297,931        298,975
   Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,920)        (5,920)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (314,564)      (317,640)
                                                                                -----------      ---------
        TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . .    (21,070)       (23,101)
                                                                                -----------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . .   $188,071       $167,437
                                                                                ==========       =========

 See notes to condensed consolidated financial statements.

CAROLCO PICTURES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months ended
                                                                                     March 31,
                                                                                1993          1994
                                                                                      (Unaudited)
                                                                                    (In Thousands,
                                                                                  Except per Share Data)
Revenues:
  Feature films  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $34,114     $20,279
  Other income (Note H). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,498       2,724
                                                                                -----------     -------
      TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,612      23,003
  Costs and expenses:
  Amortization of film costs, residuals and participations. . . . . . . . . . . .    27,623      16,046
  Selling, general and administrative. . . . . . . . . . . . . . . . . . . . . . .    6,746       5,260
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,661       3,981
                                                                                -----------     -------
       TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . .     42,030      25,287
                                                                                -----------     -------
       LOSS FROM CONTINUING OPERATIONS BEFORE
          EQUITY IN INCOME OF AFFILIATED COMPANY
          AND BENEFIT FROM INCOME TAXES. . . . . . . . . . . . . . . . . . . . .     (6,418)     (2,284)

Equity in income from continuing operations of affiliated company. . . . . . . .        170         ---
                                                                                -----------      --------
       LOSS FROM CONTINUING OPERATIONS BEFORE
          BENEFIT FROM INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .     (6,248)     (2,284)
Benefit from income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---         253
                                                                                ------------    --------
       LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . .     (6,248)     (2,031)
Equity in loss from discontinued operations of affiliated company, net of
   income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (533)        ---
                                                                                ------------     -------
       NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(6,781)    $(2,031)
                                                                                ===========     ========

Per Common Share:
   Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . . .      $(0.21)     $(0.02)
   Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . .        (.02)        ---
                                                                                ------------     --------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(0.23)     $(0.02)
                                                                                ============     ========

   Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . . .  30,087,131  137,687,728
                                                                                ===========  ===========


See notes to condensed consolidated financial statements.

CAROLCO PICTURES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1993          1994
                                                                                    (Unaudited)
                                                                                 (In Thousands)

Net cash flow from operating activities:
        NET CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . . . . . . .   $   529    $(25,964)
Cash flow from investing activities:
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .      (165)       (226)
   Acquisition of common stock of LIVE Entertainment Inc. . . . . . . . . . . .    (1,266)        ---
   Decrease in cash as a result of deconsolidation of LIVE Entertainment Inc.. .  (11,043)        ---
   Proceeds from sale of aircraft, net of costs . . . . . . . . . . . . . . . .        ---      1,775
                                                                                ----------   ---------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . . .   (12,474)      1,549
Cash flow from financing activities:
   Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,555)     (1,176)
   Increase in notes payable to related parties. . . . . . . . . . . . . . . . .    2,099       1,653
   Decrease in receivables from related parties . . . . . . . . . . . . . . . .     5,057         100
   Increase in debt acquisition costs . . . . . . . . . . . . . . . . . . . . .    (3,967)        ---
   Decrease in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .       ---       1,255
   Repurchase of Vista shares and Vista Partnership Units . . . . .. . . . . . .      ---        (744)
   Repayment of Pioneer Bridge Loan . . . . . . . . . . . . . . . . . . . . . .    (3,681)        ---
   Showtime Receivable Sale . . . . . . . . . . . . . . . . . . . . . . . . . .    25,896         ---
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39          (2)
                                                                                ----------     --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .     5,888       1,086
                                                                                ----------     --------
        DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,057)    (23,329)
        Cash and cash equivalents at beginning of period. . . . . . . . . . . .    24,202      56,697
                                                                                ----------    --------
        Cash and cash equivalents at end of period. . . . . . . . . . . . . . .   $18,145     $33,368
                                                                                ==========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest (net of amounts capitalized in 1994). . . . . . . . . . . . . . .      $880        $572
                                                                                ==========    ========

     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $229         $73
                                                                                ==========    ========


See notes to condensed consolidated financial statements.

Note A - Basis of Presentation and Significant Account Policies


  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Carolco Pictures Inc. and its wholly-owned subsidiaries including Carolco International Inc. ("CII") and Carolco Television Inc.; The Vista Organization Partnership, L.P.; The Vista Organization, Ltd. ("Vista"); and Carolco Studios Inc. (Delaware) (collectively, the "Company" or "Carolco"), after elimination of material intercompany accounts and transactions. The Company is engaged in the entertainment industry and its principal activities include the production and distribution of feature films.

     From January 1, 1993 through October 20, 1993, the Company accounted for its investment in LIVE Entertainment Inc. ("LIVE") using the equity method. In connection with the Company's October 20, 1993 financial restructuring ("the Restructuring"), the Company transferred all of its ownership interest in LIVE to Pioneer LDCA, Inc. ("Pioneer"), Cinepole Productions B.V. ("Cinepole"), a wholly-owned subsidiary of Le Studio Canal+ S.A. and RCS International Communications N.V. ("RCS Communications"), an affiliate of RCS Editori S.p.A. See Note B for a description of more recent developments concerning the Company and LIVE.

     The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 1994 and the results of its operations for the three months ended March 31, 1993 and 1994. The result of operations for the period ended March 31, 1994 are not necessarily indicative of the
results to be expected for the year ending December 31, 1994.   Certain
reclassifications have been made in the amounts for 1993 to conform to 1994 presentation.

     For further information, refer to the Consolidated Financial
Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     At March 31, 1994, Pioneer, Cinepole, and RCS Communications, owned approximately 33.7%, 19.0% and 11.5%, respectively, of the issued and outstanding Common Stock of the Company. At March 31, 1994, New Carolco Investments B.V. ("New CIBV"), a corporation incorporated in The Netherlands, owned approximately 5.8% of the issued and outstanding Common Stock of the Company. Mario F. Kassar, Chairman of the Board of Directors and Chief Executive Officer of the Company ("Mr. Kassar"), may be deemed to own beneficially the shares of the Company's Common Stock owned by New CIBV. In addition, as a result of the consummation of the Restructuring, Pioneer, Cinepole and MGM Holdings Corporation ("MGM Holdings") own 40,000, 12,500 and 30,000 shares, respectively of Series A Convertible Preferred Stock, not including accrued "in-kind" dividends. MGM Holdings also owns $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes"), not including accrued "in-kind" interest.

Significant Accounting Policies

     Net Loss Per Common Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period, after appropriate inclusion in net loss of preferred dividends of $1,045,000 in 1994. Common equivalent shares, consisting of outstanding stock options and warrants, the Series A Convertible Preferred Stock in 1994, and, in 1993, the Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Convertible Exchangeable Preferred Stock, and Series E Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 10% Convertible Subordinated Debentures due 2006 in 1993, and the 5% Notes in 1994, were excluded because the effect of their inclusion would be antidilutive.

     Income Taxes: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes". Previously, the Company used SFAS No. 96 "Accounting for Income Taxes". The adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations for the year ended December 31, 1993. Current and deferred federal income taxes are provided based on the Company and its U.S. subsidiaries owned 80% or more, filing a consolidated tax return.

     Deferred taxes have been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Deferred income taxes principally relate to the differences in accounting for film and video rights and the related amortization for financial statement and tax return purposes as well as from financial statement reserves not currently deductible for tax purposes.

     On October 18, 1993, the Company's wholly-owned subsidiary, Carolco International N.V. ("CINV") was domesticated as a Delaware corporation and its name was changed to CII. Due to the domestication of CINV, in future periods, foreign source income of the Company will be subject to United States income taxation which could result in a significant increase in the Company's effective tax rate.

Note B - Proposed Business Combination with LIVE

     On March 24, 1994, the Company and LIVE announced that they have agreed in principle to a combination of the two companies (the "Business Combination"). The Business Combination will be structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE common stock for each 5.5 shares of Carolco common stock currently held. The exchange ratio will be adjusted based on the market price of Carolco common stock prior to the consummation of the Business Combination subject to two limitations designed to limit the effect of market fluctuations on both Carolco and LIVE stockholders. The number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged for one share of LIVE is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. Likewise, the number will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. As a result, the current LIVE stockholders will own between approximately 22% and 29% of the surviving corporation and the remainder will be owned by the current Carolco stockholders. Therefore, the Business Combination, if consummated, will be treated as a reverse merger/acquisition of LIVE by Carolco for accounting and financial reporting purposes and the purchase method of accounting will be applied to the historical values of LIVE's assets and liabilities. Additionally, to the extent of common ownership between LIVE and Carolco, (54.6% of LIVE's Common Stock is owned by significant shareholders of Carolco), a portion of the transaction will be treated as a combination of companies under common control, similar to a pooling. The corporation resulting from the Business Combination will be named Carolco Entertainment Inc.

     The Business Combination is subject to a number of conditions, including the redemption of LIVE's Series B Cumulative Convertible Preferred Stock, certain amendments to various public and private securities of LIVE and the availability of certain financing commitments prior to the combination. The Business Combination is also subject to the execution of a definitive Business Combination agreement, the approval of the combination by the non-affiliated common stockholders of both companies and other customary conditions to closing. The definitive agreement will be subject to approval by both companies' boards of directors and the receipt of fairness opinions from independent investment firms for both companies. On March 17, 1994, The Seidler Companies Incorporated advised the Carolco Board of Directors that, based on then current conditions, it would be prepared to deliver its opinion that the financial terms of the Business Combination are fair to the unaffiliated stockholders of Carolco. Chemical Securities Inc., an affiliate of Chemical Bank, has delivered its opinion to the LIVE Board of Directors that, based on the conditions and assumptions contained therein, the financial terms of the Business Combination are fair to the unaffiliated stockholders of LIVE. There can be no assurances that the Business Combination will be consummated, or, if consummated, will be consummated on the terms set forth above.

Note C - Film Costs



                                                     December 31,    March 31,
                                                        1993           1994
                                                            (Unaudited)
                                                           (In Thousands)
Film costs are comprised of the following:
  Released, less amortization. . . . . . . . . . . . $ 57,696       $38,690
  In process and development . . . . . . . . . . . .   20,731        28,171
                                                     --------       -------
    Total film costs . . . . . . . . . . . . . . . . $ 78,427       $66,861
                                                     ========       =======


    Interest and production overhead capitalized to film costs during the three months ended March 31, 1994 totaled $156,000 and $833,000, respectively. No interest or production overhead was capitalized to film costs during the three months ended March 31, 1993.

    In December 1993, an affiliate of the Company commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, the Company entered into an arrangement with the insurance carrier and an affiliate of LIVE pursuant to which the Company will receive substantially all of the costs incurred by the Company on the film. LIVE agreed to fund completion of the film in exchange for certain rights in the film and engaged Carolco to complete production and to service of certain pre-existing distribution agreements. In April 1994, the Company received approximately $13,876,000 representing partial payments under the multi-party arrangement. The balance will be paid to the Company upon completion of the final audit of the applicable production costs. The total amount of costs to be reimbursed is included in Other Assets.

Note D - Related Party Transactions

     Pursuant to the Restructuring, MGM Holdings purchased from the Company $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Consistent with the treatment of MGM Holdings as a "principal shareholder," the Company recorded the 5% Notes in Notes and Amounts Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%. The discount of $8,639,000 was recorded as an increase to equity. The Company will recognize additional interest expense of approximately $960,000 per year related to the amortization of this discount. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. Through March 31, 1994, interest of approximately $354,000 has been paid in additional 5% Notes and interest of approximately $316,000 has been accrued. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which MGM shall have received an aggregate of $100,000,000 in distribution fees under the MGM Distribution Agreement. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, the 5% Notes may be converted into Common Stock of the Company at the aforementioned conversion rate (subject to certain adjustments,) effective on the maturity date (October 2002); or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets. As of March 31, 1994, approximately 51,117,000 shares of Common Stock of the Company would be issued upon conversion of the 5% Notes and accrued interest.

     At December 31, 1993, the Company had $1,255,000 of restricted cash. This amount was due to Mr. Kassar in connection with the Restructuring. During the quarter ended March 31, 1994, such amount, including accrued interest, was paid to Mr. Kassar.

Note E - Debt

     Pursuant to the 13% Note Indenture, since the Company's consolidated net worth was less than $33,334,000 on September 30,1993, the Company was obligated to offer to purchase $5,000,000 in aggregate principal amount of its 13% Notes on March 31, 1994. Pursuant to the terms of the 13% Note Indenture, the Company credited a portion of the 13% Notes acquired as part of the Restructuring against this obligation and was therefore not required to purchase any additional 13% Notes.
As a result of certain amendments to the 13% Note Indenture resulting from the Restructuring, the Company has no further obligation to purchase the balance of the 13% Notes prior to maturity in 1996.

     In September 1988, the Company entered into a 10.75% term loan agreement with John Hancock Leasing. The purpose of the loan was for the purchase of an aircraft and its refurbishment and was secured by the aircraft. Interest and principal of approximately $141,000 were payable monthly for five years. In 1993, the Company negotiated a reduction of the monthly payment, pending the sale of the aircraft. On February 3, 1994, the Company sold the aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. The Company recognized a gain of $1,275,000 in 1994 related to the sale of the aircraft.

Note F - Commitments and Contingencies

     As of March 31, 1994, the Company has received approximately $1,930,000 in deposits on cancelled licensing agreements and on certain films which the Company may not produce. Traditionally, the Company has been able to allocate advances of this nature to other pictures being produced by the Company which contain elements similar to the original film. However as a result of reduced production commitments, the Company may be required to return these deposits.

     In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J. Scotti, the Chairman of the Board of LIVE, for the period commencing immediately after the Restructuring and ending twelve months thereafter. Pursuant to the agreement, Mr. Scotti shall consult with management of the Company with respect to the operation of the Company's business and such other matters as may be agreed upon between the Company and Mr. Scotti. In consideration for the services to be provided by Mr. Scotti, the Company will pay Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services to be provided by him under the agreement. Mr. Scotti will be entitled to participate in any and all of the Company's employee stock option plans during the term of the agreement, and will be granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to the market price of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti will be indemnified against certain liabilities in connection with the performance of his duties under the agreement. In the three months ended March 31, 1994, the Company paid approximately $132,300 in fees and expenses to Mr. Scotti pursuant to this agreement.

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

     Based on the foregoing allegations, plaintiffs sought compensatory damages in excess of $5,000,000, unspecified punitive damages, attorneys' fees, rescission of the May 19, 1990 agreement, a declaration as to the plaintiffs' alleged rights, and a preliminary and permanent injunction preventing the Company and the other defendants from distributing Spiderman without according producer screen credit to Golan and from issuing press releases or other information to the media without according producer credit to Golan.

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

     Management and counsel to the Company are unable to predict the ultimate outcome of this action at this time. However, the Company and the other defendants believe that this lawsuit is without merit and are defending it vigorously. Accordingly, no provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, this action, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position or results of operations.

     For additional information regarding other material legal proceedings to which the Company or any of its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Note G - Stockholders' Deficiency

     Pursuant to the terms of the Restructuring, Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock, ("New Preferred"), in exchange for cash payments of $40,000,000, $12,500,000 and $30,000,000, respectively. The New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of New Preferred. Through March 31, 1994, approximately $1,860,000 in dividends had been accrued, thereby increasing the aggregate liquidation preference of the New Preferred to $84,360,000. However, since the Company did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay such dividends. Each share of New Preferred, when issued, will be convertible at the option of the holder into Common Stock of the Company at $.60 per share. As of March 31, 1994, 140,600,000 shares of Common Stock of the Company would be issuable upon conversion of the New Preferred.

Note H - Other Income

     Other income in 1993 consists primarily of revenues from the operations of the Company's film studio in North Carolina ("Carolco Studios") rental income and foreign currency exchange gains. Other income in 1994 includes revenues from the operations of Carolco Studios, interest income, rental income and a gain of $1,275,000 recognized upon the sale of the Company's aircraft (see Note E). Other income in 1994 also includes producers fees of approximately $500,000 related to the motion picture Stargate, paid to the Company pursuant to an agreement entered into with Hexagon Films (U.S.), an indirect, wholly-owned subsidiary of Canal+.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in all media including home video and pay and free television. The Company anticipates that it will produce a limited number of "event" motion pictures per year, with commercial subject matter and well-known creative elements, provided that the Company is able to obtain sufficient funds to enable it to do so. In 1993, the Company produced and released one film, Cliffhanger, which was financed through a co-production arrangement with Pioneer, Cinepole and RCS. Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video and pay television license agreements when the license period begins for each motion picture and such motion pictures are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts ("overages") are recognized ratably during the period of exhibition.

Results of Operation

Three Months Ended March 31, 1993 as Compared to Three Months Ended
March 31, 1994

     Feature film revenues decreased from $34,114,000 for the three months ended March 31, 1993 to $20,279,000 for the three months ended March 31, 1994. This represents a decrease of $13,835,000, or approximately 40.6%. The Company had no theatrical releases during the first quarter of 1993 or the first quarter of 1994. Therefore, revenues for both periods principally represent license fees from exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the three months ended March 31, 1993 include approximately $10,870,000 from the domestic pay television availability of Basic Instinct, released theatrically in 1992; approximately $7,700,000 from the foreign pay television availability of Terminator 2: Judgement Day, released theatrically in 1991; $6,000,000 from the domestic network television availability of Total Recall, released theatrically in 1990; and $3,791,000 from the foreign television availability of Rambo III, Air America, and Narrow Margin, released theatrically in 1988 and 1989. Feature film revenues for the three months ended March 31, 1994 include approximately $8,250,000 from the domestic network television availability of Terminator 2: Judgment Day, released theatrically in 1991; $2,984,000 from the domestic syndication television availability of Rambo III, released theatrically in 1988; and $1,417,000 in foreign theatrical overages related to the 1992 theatrical release of Basic Instinct.

     Amortization of film costs, residuals and participations decreased by $11,577,000, or 41.9%, from $27,623,000 for the three months ended March 31, 1993 to $16,046,000 for the comparable period in 1994. Amortization of film costs, as a percentage of the Company's feature film revenues, remained fairly constant at 79.1% for the three months ended March 31, 1994 as compared to 81.0% for the three months ended March 31, 1993.

     Selling, general and administrative ("SG&A") expenses (which caption also includes production overhead costs), decreased by $1,486,000 or 22.0%, from $6,746,000 during the first quarter of 1993 to $5,260,000 during the first quarter of 1994. Of this decrease, $653,000 is the result of reductions in the Company's work force and the downsizing of the operations of the Company. In addition, in 1994, the Company capitalized approximately $833,000 of production overhead to film costs. In 1993, the Company had no films in production and was, therefore, unable to capitalize any production overhead to film costs.

     Interest expense decreased by $3,680,000, or 48.0%, from $7,661,000 during the first quarter of 1993 to $3,981,000 during the first quarter of 1994. This decrease is the result of lower debt levels and reduced interest rates. The Company capitalized $156,000 of its interest costs to film costs in the first quarter of 1994. The Company had no films in production in the first quarter of 1993 and, therefore, was unable to capitalize any of its interest costs to film costs.

     On February 3, 1994, the Company sold its aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. (See Note E.) The Company recognized a gain of $1,275,000 in 1994 as a result of the sale of the aircraft.

     The Company incurred a consolidated net loss for the three months ended March 31, 1993 of $6,781,000, including $363,000 attributable to its ownership interest in LIVE . The Company incurred a consolidated net loss for the three months ended March 31, 1994 of $2,031,000. At March 31, 1994, the Company had a deficiency in assets of $23,101,000.

Liquidity and Capital Resources

     The Company has outstanding borrowings under the CLBN Facility. The CLBN Facility was originally scheduled to mature November 29, 1992. The maturity date of the loans under the CLBN Facility has been extended to September 30, 1994 provided certain events of default do not occur. At March 31, 1994, approximately $14,000,000 was outstanding under the CLBN Facility. CLBN has also agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The CLBN Facility is secured by substantially all of the Company's assets.

     CLBN has committed to use its best efforts to organize a syndicate of lenders (in which CLBN will participate) to provide a revolving corporate and production credit facility (the "New Credit Facility") However, negotiations between the Company and CLBN with respect to the New Credit Facility have been temporarily postponed, pending the consummation of the Business Combination. Subsequent to the Business Combination, the Company intends to pursue a thru-year $50,000,000 revolving credit facility and a separate production credit facility. Company's intention to refinance the $14,000,000 balance of the CLBN Facility with proceeds provided by the New Credit Facility. However, there is no assurance that the New Credit Facility will be negotiated. In that event, the Company believes it can negotiate a further extension of the maturity date of the CLBN Facility. If the Company is unable to negotiate such an extension, the Company believes it will be able to repay the CLBN Facility from its working capital.

     Pursuant to the 13% Note Indenture, since the Company's consolidated net worth was less than $33,334,000 on September 30,1993, the Company was obligated to offer to purchase $5,000,000 in aggregate principal amount of its 13% Notes on March 31, 1994. Pursuant to the terms of the 13% Note Indenture, the Company credited a portion of the 13% Notes acquired as part of the Restructuring against this obligation and was therefore not required to purchase any additional 13% Notes.
As a result of the Amendments to the 13% Note Indenture resulting from the Restructuring, the Company has no further obligation to purchase the balance of the 13% Notes prior to maturity in 1996.

     Shortly after the consummation of the Restructuring, the Company began the process of preparing certain of its motion picture projects for eventual production, including the contracting of artists, directors and other production executives with respect to an
anticipated production slate for calendar year 1994.   In December
1993, an affiliate of the Company commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, the Company entered into an arrangement with the insurance carrier and an affiliate of LIVE pursuant to which the Company will receive substantially all of the costs incurred by the Company on the film. LIVE agreed to fund completion of the film in exchange for certain rights in the film and engaged Carolco to complete production and servicing of certain pre-existing distribution agreements. In April 1994, the Company received approximately $13,876,000 representing partial payments under the multi-party arrangement. The balance will be paid to the Company upon completion of the final audit of the applicable production costs.

     The Company currently has two motion pictures in pre-production:
Crusade starring Arnold Schwarzenegger and directed by Paul Verhoeven; and Cutthroat Island starring Michael Douglas and Geena Davis, and directed by Renny Harlin. Both pictures are currently scheduled to commence principal photography in the third quarter of 1994, and be completed and available for release in mid-1995. However, there can be no assurances that both films will begin principal photography, be completed or be released according to this production schedule.

     As a result, the Company will not generate revenues from new production in of 1994 and will continue to experience losses through 1994 and much of 1995. Moreover, because of the substantial capital requirements involved in the pre-production and principal photography stages of Crusade and Cutthroat Island, (the combined direct negative costs of Crusade and Cutthroat Island is estimated to be in excess of $150,000,000) the Company expects it will experience significant liquidity constraints in the third and fourth quarters of 1994 prior to the January 1, 1995 funding of up to $47,500,000 in co-production investments and 7% Convertible Subordinated Notes due 2006 (the "7% Notes") arranged pursuant to the Restructuring. The Company currently believes that although it may have to adjust some of its discretionary spending plans in the latter half of 1994, a combination of bank financing based on presales of foreign distribution rights and the funding of the co-production investments and 7% Notes should provide sufficient resources to continue financing the production of Crusade and Cutthroat Island and meet its other obligations as they come due during the next 12 months..

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAROLCO PICTURES INC.
                                       Registrant


Date: May 11, 1994
                                       /s/ William A. Shpall
                                           William A. Shpall,
                                           Executive Vice President and
                                           Chief Financial Officer

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     Reference is made to PART I - FINANCIAL INFORMATION, Item 1.
Financial Statements, Note F - Commitments and Contingencies which is incorporated herein by reference.


Item 3.   Defaults Upon Senior Securities

     Because the Company did not have sufficient "surplus" as defined in and computed in accordance with the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay the dividends in the amount of $1,860,000 due January 1, 1994, on its Series A Convertible Preferred Stock. As a result, as of March 31, 1994, approximately $1,860,000 in unpaid dividends had been accrued.


Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits.

                The Exhibits listed below are filed as part of this Report.

                                                               Sequentially
       Exhibit No.             Description of Exhibit          Numbered Page

          10.1                 Amendment to Letter of                20
                               Intent dated March 23, 1994
                               between LIVE Entertainment
                               Inc. and Carolco Pictures Inc.

          11.1                 Computation of Loss per               22
                               Common Share

          (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1994.