Form 10-Q
period 1994-06-30
CAROLCO PICTURES INC
filed 1994-08-15
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1994


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

The number of shares outstanding of registrant's Common Stock, $.01 par value, at August 15, 1994 was 140,015,109 shares, including 2,327,381 shares of treasury stock.

                   CAROLCO PICTURES INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

Condensed Consolidated Balance Sheets - December 31, 1993 and June 30,
    1994 (unaudited)

Condensed Consolidated Statements of Operations - Three and six months ended June 30, 1993 and 1994 (unaudited)

Condensed Consolidated Statements of Cash Flows - Six months ended
    June 30, 1993 and 1994 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

Item 3.    Defaults upon Senior Securities

Item 6.    Exhibits and Reports on Form 8-K

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  A S S E T S




                                                                                December 31,    June 30,
                                                                                   1993           1994
                                                                                       (Unaudited)
                                                                                      (In Thousands)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .$  56,697       $  35,923
Restricted cash (Note D) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,255              --
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,837           9,959
Accounts receivable, related parties . . . . . . . . . . . . . . . . . . . . . .    4,877           3,886
Film costs, less accumulated amortization (Note C) . . . . . . . . . . . . . . .   78,427          63,925
Property and equipment, at cost, less accumulated depreciation and amortization.   19,925          19,330
Other assets (Note C). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,053          13,518
                                                                                ---------       ---------
        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 188,071       $ 146,541
                                                                                =========       =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
    Accounts payable, accrued liabilities and other liabilities. . . . . . . . .$  24,216       $  21,339
    Accrued residuals and participations . . . . . . . . . . . . . . . . . . . .   27,987          30,439
    Income taxes, current and deferred . . . . . . . . . . . . . . . . . . . . .   11,365          11,365
    Debt (Note E). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   94,580          93,630
    Advance collections on contracts . . . . . . . . . . . . . . . . . . . . . .   20,012           3,484
    Notes and amounts payable, related parties (Note D). . . . . . . . . . . . .   30,981          30,577
                                                                                ---------       ---------

         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  209,141         190,834
COMMITMENTS AND CONTINGENCIES - (Note F)
STOCKHOLDERS' DEFICIENCY - (Note G)
    Preferred stock - $1.00 par value, 10,000,000 shares authorized:
          Series A Convertible Preferred Stock, 120,000 shares authorized,
          82,500 shares issued and outstanding ($84,360,000 aggregate
          liquidation preference). . . . . . . . . . . . . . . . . . . . . . . .       83              85
    Common stock - $.01 par value, 650,000,000 shares authorized,
    140,015,109 shares issued and outstanding, including 2,327,381
    shares in treasury . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,400           1,400

    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .  297,931         300,034
    Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,920)         (5,920)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . (314,564)       (339,892)
                                                                                ----------       ---------
         TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . .  (21,070)        (44,293)
                                                                                ----------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . .$ 188,071        $146,541
                                                                                ==========       =========

           See notes to condensed consolidated financial statements.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended           Six Months Ended
                                                                                   June 30,                      June 30,
                                                                                1993          1994           1993           1994

                                                                                                  (Unaudited)
                                                                                            (In Thousands, Except per Share Data)
Revenues:
    Feature films  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    26,607   $   9,779    $   60,721    $  30,058
    Other income (Note H). . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,484       1,255         2,982        3,979
                                                                                ------------   ---------    ----------    ---------
         TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,091      11,034        63,703       34,037

Costs and expenses:
    Amortization of film costs, residuals and participations . . . . . . . . . .     27,759      25,582        55,382        41,628
    Selling, general and administrative. . . . . . . . . . . . . . . . . . . . .      5,957       3,603        12,704         8,863
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,988       2,993        13,648         6,974
                                                                                -----------   ---------    ----------    ----------
         TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . . . . . . . . . . . .     39,704      32,178        81,734        57,465
                                                                                -----------   ---------    ----------    ----------
         LOSS FROM CONTINUING OPERATIONS BEFORE
          EQUITY IN LOSS OF AFFILIATED COMPANY AND
          (PROVISION FOR) BENEFIT FROM INCOME TAXES. . . . . . . . . . . . . . .    (11,613)    (21,144)      (18,031)      (23,428)
Equity in loss from continuing operations of affiliated company. . . . . . . . .     (1,365)        ---        (1,255)          ---
                                                                                ------------  ---------    ----------    ----------
         LOSS FROM CONTINUING OPERATIONS BEFORE
          (PROVISION FOR) BENEFIT FROM INCOME TAXES. . . . . . . . . . . . . . .    (12,978)    (21,144)      (19,286)      (23,428)
(Provision for) benefit from income taxes. . . . . . . . . . . . . . . . . . . .       (180)        (47)         (180)          206
                                                                                ------------  ---------    ----------    ----------
         LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . .    (13,158)    (21,191)      (19,466)      (23,222)
Equity in loss from discontinued operations of affiliated company, net
     of income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (299)        ---          (772)          ---
                                                                                ------------  ---------    ----------    ----------
     NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   (13,457)  $ (21,191)   $  (20,238)   $  (23,222)
                                                                                ============  =========    ==========    ==========

Per Common Share:
    Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . . .$     (0.46)  $   (0.16)   $    (0.66)   $    (0.18)
    Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . .      (0.01)        ---         (0.03)          ---
                                                                                -----------   ----------   ----------    ----------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     (0.47)  $   (0.16)   $    (0.69)   $    (0.18)
                                                                                ===========   ==========   ==========    ==========

    Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . . . 28,596,188  137,687,728   29,341,659    137,687,728
                                                                                ===========  ===========   ==========    ===========



         See notes to condensed consolidated financial statements.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                1993          1994
                                                                                    (Unaudited)
                                                                                     (In Thousands)
Net cash flow from operating activities:
         NET CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . . . . . . .$   4,073     $ (21,876)
Cash flow from investing activities:
    Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .     (489)         (346)
    Acquisition of common stock of LIVE Entertainment Inc. . . . . . . . . . . .   (1,266)          ---
    Decrease in cash as a result of deconsolidation of LIVE Entertainment Inc. .  (11,043)          ---
    Proceeds from sale of aircraft, net of costs . . . . . . . . . . . . . . . .      ---         1,775
                                                                                ----------    ----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . . .  (12,798)        1,429

Cash flow from financing activities:
    Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (28,861)       (1,543)
    Increase(decrease) in notes payable to related parties. . . . . . . . . . .     9,969          (403)
    Decrease in receivables from related parties . . . . . . . . . . . . . . . .    2,379           991
    Increase in debt acquisition costs . . . . . . . . . . . . . . . . . . . . .   (6,701)          ---
    Decrease in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .      ---         1,255
    Repurchase of Vista shares and Vista Partnership Units . . . . . . . . . . .      ---          (625)
    Repayment of Pioneer Bridge Loan . . . . . . . . . . . . . . . . . . . . . .   (3,681)          ---
    Showtime Receivable Sale . . . . . . . . . . . . . . . . . . . . . . . . . .   25,896           ---
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36            (2)
                                                                                ---------     ----------
         NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .     (963)         (327)
                                                                                ---------     ----------
         DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,688)      (20,774)
         Cash and cash equivalents at beginning of period. . . . . . . . . . . .   24,202        56,697
                                                                                ---------     ---------
         Cash and cash equivalents at end of period. . . . . . . . . . . . . . .$  14,514     $  35,923
                                                                                =========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest (net of amounts capitalized in 1994). . . . . . . . . . . . . . . .$   1,789     $   1,181
                                                                                =========     =========

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     216     $     154
                                                                                =========     =========


          See notes to condensed consolidated financial statements.

Note A - Basis of Presentation and Significant Account Policies

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Carolco Pictures Inc. and its wholly-owned subsidiaries including Carolco International Inc. ("CII") and
Carolco Television Inc.; The Vista Organization Partnership, L.P.; The Vista Organization, Ltd. ("Vista");
and Carolco Studios Inc. (Delaware) (collectively, "Carolco"), after elimination of material intercompany accounts and transactions. Prior to its domestication as a Delaware corporation in October 1993, CII was incorporated in the Netherlands Antilles as Carolco International N.V. ("CINV"). Carolco is engaged in the entertainment industry and its principal activities include the production and distribution of feature films.

     From January 1, 1993 through October 20, 1993, Carolco accounted for its investment in LIVE
Entertainment Inc. ("LIVE") using the equity method. In connection with Carolco's October 20, 1993 financial restructuring (the "Carolco Restructuring"), Carolco transferred all of its ownership interest in LIVE to Pioneer LDCA, Inc. ("Pioneer"), Cinepole Productions B.V. ("Cinepole"), a wholly-owned subsidiary of
Le Studio Canal+ S.A. ("Le Studio") and RCS International Communications
N.V. ("RCS
Communications"), an affiliate of RCS Editori S.p.A. See Note B for a description of more recent developments concerning Carolco and LIVE.

     The accompanying unaudited, condensed consolidated financial statements have been prepared in
accordance with generally accepted accounting principles for interim financial information and with the
instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly,
they do not include all the
information and footnotes required by generally accepted accounting principles for complete financial
statements. In the opinion of Carolco's management, the accompanying unaudited condensed consolidated
financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Carolco's financial position as of June 30, 1994 and the results of its operations for the three and six months ended June 30, 1993 and 1994.  The results of operations for the period ended June 30, 1994
are not necessarily indicative of the results to be expected for the year ending
December 31, 1994.   Certain
reclassifications have been made in the amounts for 1993 to conform to the 1994 presentation.

     For further information, refer to the Consolidated Financial Statements and Notes thereto included in
Carolco's Annual Report on Form 10-K for the year ended December 31,
1993.

     At June 30, 1994, Pioneer, Cinepole, and RCS Communications, owned approximately 33.7%, 19.0% and 11.6%, respectively, of the issued and outstanding common stock of Carolco. At June 30, 1994, New
Carolco Investments B.V. ("New CIBV"), a corporation incorporated in The Netherlands, owned approximately 5.8% of the issued and outstanding common stock of Carolco. Mario F. Kassar, Chairman of the Board of Directors and Chief Executive Officer of Carolco ("Mr. Kassar"), may be deemed to own beneficially the shares of Carolco's common stock owned by New CIBV. In addition, as a result of the consummation of the Carolco Restructuring, Pioneer, Cinepole and MGM Holdings Corporation ("MGM
Holdings") own 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock, not including accrued but unpaid "in-kind" dividends. MGM Holdings also owns approximately $30,734,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5%
Notes"), not including accrued but unpaid "in-kind" interest.

Significant Accounting Policies

     Net Loss Per Common Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period, after appropriate inclusion in net loss of preferred dividends of $1,061,000 and $2,106,000 respectively, for the three and six months ended June 30, 1994. Common equivalent shares, consisting of outstanding stock options and warrants, the Series A
Convertible Preferred Stock in 1994, and, in 1993, the Series B Convertible Preferred Stock, Series C
Convertible Exchangeable Preferred Stock, Series D Convertible
Exchangeable Preferred Stock, and Series E
Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 10% Convertible Subordinated Debentures due 2006 in 1993, and the 5% Notes in 1994, were excluded because the effect of their inclusion would be antidilutive.

     Income Taxes: Effective January 1, 1993, Carolco adopted Statement of Financial Accounting
Standard (SFAS) No. 109 "Accounting for Income Taxes". Previously,
Carolco used SFAS No. 96
"Accounting for Income Taxes". The adoption of SFAS No. 109 had no material effect on Carolco's financial position or results of operations for the year ended December 31, 1993. Current and deferred federal income taxes are provided based on Carolco and its U.S. subsidiaries owned 80% or more, filing a consolidated tax return.

     Deferred taxes, relating to the differences in accounting for film rights and the related amortization for financial statement and tax return purposes as well as from financial statement reserves not currently deductible for tax purposes, have historically been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Due to the reversal of prior book and tax differences, as of June
30, 1994, Carolco's deferred tax liability has been virtually eliminated. However, due to the potential liability arising from the ongoing examination of Carolco's 1988, 1989 and 1990 federal income tax returns by the Internal Revenue Service ("IRS") and the 1988 an 1989 state income tax returns by the California Franchise
Tax Board ("FTB"), Carolco has not reduced the amount of its current and deferred income tax liability. See Note F for a further discussion of these examinations.

     On October 18, 1993, Carolco's wholly-owned subsidiary, Carolco International N.V. ("CINV") was domesticated as a Delaware corporation and its name was changed to CII.
Due to the domestication of CINV,
in future periods, foreign source income of Carolco will be subject to United States income taxation which could result in a significant increase in Carolco's effective tax rate.

Note B - Proposed Business Combination with LIVE

   Carolco, LIVE and Carolco Acquisition Corp., a wholly owned subsidiary of LIVE ("CAC"), entered into an Agreement and Plan of Merger dated as of August 10, 1994 (the
"Merger Agreement") providing for
a business combination of Carolco and LIVE. The Merger Agreement provides, among other things, that
CAC will be merged with and into Carolco (the "Merger") with Carolco as the surviving corporation continuing as a wholly owned subsidiary of LIVE. The Merger has been structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued
LIVE common stock for each 5.5
shares of Carolco common stock held. The exchange ratio will be adjusted based on the market price of Carolco common stock prior to the consummation of the Merger subject to two limitations designed to limit the effect of market fluctuations on both Carolco and LIVE stockholders. The number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged for one share of LIVE is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. Likewise, the number will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. In addition, each outstanding share of Carolco Series A Convertible Preferred Stock will be converted into one share of a new series of preferred stock to be authorized by LIVE. As a result, the current LIVE stockholders will own between approximately 21% and 28% of the surviving corporation and the remainder will be owned by the current Carolco stockholders. Therefore, the Merger, if consummated, will be treated as a reverse acquisition of LIVE by Carolco for accounting and financial reporting purposes and the purchase method of accounting will be applied to a portion of the historical values of LIVE's assets and liabilities. Additionally, to the extent of common ownership between LIVE and Carolco, (54.6% of LIVE's common stock is owned by significant shareholders of Carolco), a portion of the transaction will be treated as a combination of companies under common control, similar to a pooling. At the effective date of the Merger, LIVE will be renamed Carolco
Entertainment Inc.

   Consummation of the Merger is subject to a number of conditions, including the redemption of LIVE's
Series B Cumulative Convertible Preferred Stock, certain amendments to various public and private securities of LIVE and the availability of certain ongoing financing commitments. The Merger is also subject to the approval of the non-affiliated common stockholders of both companies and other customary conditions to closing. On June 30, 1994, The Seidler Companies Incorporated delivered its written opinion to the Carolco
Board of Directors that, based on the conditions and assumptions contained therein, the financial terms of the Merger are fair to the unaffiliated stockholders of Carolco. On July 1, 1994, Chemical Securities Inc., an affiliate of Chemical Bank, delivered its written opinion to the LIVE Board of Directors that, based on the conditions and assumptions contained therein, the financial terms of the Merger are fair to the unaffiliated stockholders of LIVE. There can be no assurances that the Merger will be consummated, or, if consummated, will be consummated on the terms set forth above.


Note C - Film Costs


                                                                                December 31,     June 30,
                                                                                   1993            1994
                                                                                        (Unaudited)
                                                                                       (In Thousands)
Film costs are comprised of the following:
   Released, less amortization . . . . . . . . . . . . . . . . . . . . . . . . .$  57,696        $  30,160
   In process and development. . . . . . . . . . . . . . . . . . . . . . . . . .   20,731           33,765
                                                                                ---------        ---------
     Total film costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  78,427        $  63,925
                                                                                =========        =========

     Interest and production overhead capitalized to film costs during the six months ended June 30, 1994 totaled $612,000 and $2,590,000, respectively. No interest or production overhead was capitalized to film costs during the year ended December 31, 1993.

     In December 1993, an affiliate of Carolco commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier which provided principal elements insurance for the film and an affiliate of LIVE pursuant to which Carolco will recover substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged
Carolco to complete production and to service certain pre-existing distribution agreements. In April 1994,
Carolco received approximately $13,876,000 representing partial payments under this multi-party arrangement. The balance will be paid to Carolco upon completion of the final audit of the applicable production costs. The total amount of costs to be reimbursed is included in Other Assets.

     In mid-May 1994, Carolco determined that the potential costs of the motion picture Crusade, then in active pre-production, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone the start of principal photography (which had been scheduled to begin in August 1994) indefinitely while Carolco evaluates alternative approaches to the project. There can be no assurances that Crusade eventually will be produced. As of June 30, 1994, Carolco had already funded approximately $10,000,000 in pre-production expenses for Crusade, not including capitalized interest and production overhead. Carolco currently believes that approximately $3,500,000 of these costs may be recovered. In addition, Carolco may be obligated to pay as much as an additional
$12,000,000 in connection with certain asserted contractual commitments relating to the project. Carolco believes that any such potential obligations may be eliminated or reduced as a result of negotiations with the parties to such contracts and/or mitigation. However, there can be no assurance of this. As a result, in the quarter ended June 30, 1994, Carolco recorded additional amortization of film costs related to Crusade of $13,000,000, including interest and production overhead which had been capitalized to the project during the pre-production period and Carolco's estimate of its obligations under the contractual commitments discussed above.

Note D - Related Party Transactions

     Pursuant to the Restructuring, MGM Holdings purchased from Carolco
$30,000,000 in aggregate
principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Consistent with the treatment of MGM Holdings as a "principal shareholder," Carolco recorded the 5% Notes in Notes and Amounts Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%.
The discount of $8,639,000 was
recorded as an increase to equity. Carolco will recognize additional interest expense of approximately
$960,000 per year related to the amortization of this discount. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of Carolco.
Thereafter, interest shall be paid in cash. Through June 30, 1994, interest of approximately $734,000 has been paid in additional 5% Notes and additional interest of approximately
$320,000 has been accrued.  The
5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of Carolco on the 20th business day following the date on which Metro-Goldwyn-Mayer, Inc., an affiliate of
MGM Holdings ("MGM") shall have received an aggregate of $100,000,000 in distribution fees under the distribution agreements between Carolco and MGM. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, the 5% Notes may be converted into Common Stock of Carolco at the aforementioned conversion rate (subject to certain adjustments,) effective on the maturity date (October 2002); or in the event that Carolco (i) declares a dividend on its Common Stock in excess of
$.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless Carolco is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets. As of June 30, 1994, approximately 51,767,000 shares of Common Stock of Carolco would be issued upon conversion of the 5%
Notes and accrued interest.

     At December 31, 1993, Carolco had $1,255,000 of restricted cash. This amount was due to Mr.
Kassar in connection with the Carolco Restructuring. During the quarter ended March 31, 1994, such amount, including accrued interest, was paid to Mr. Kassar.

     In January 1992, a partnership between Carolco and Le Studio entered into a co-financing arrangement with Le Studio and RCS Video International Services B.V., an affiliate of
RCS Editori S.p.A. ("RCS BV")
pursuant to which CINV, Le Studio and RCS BV each made co-financing payments equal to one-third of the total production cost of the motion picture Chaplin. The co-financing payments earn interest at 3-month
LIBOR plus 2% per annum.  CINV, Le Studio and RCS BV each contributed
$13,337,000 to the production
costs of Chaplin. In exchange for their co-financing payments, Le Studio and RCS BV are each entitled to one-third of the net receipts from Chaplin, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Le Studio and RCS BV are reduced. At December 31, 1992 and 1993 and June 30, 1994, respectively, CINV had recorded an obligation of $15,778,000, $3,521,000 and $5,323,000 collectively to Le
Studio and RCS BV.  In 1993,
Carolco paid $6,313,000 and $6,442,000, respectively, to Le Studio and RCS
BV, representing their share
of the net receipts of Chaplin.

     RCS BV has asserted a claim of approximately $4,700,000 against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of RCS BV's unrecouped investment in the motion picture Chaplin. Carolco believes that the alleged guarantees have been relinquished.
Although Carolco and RCS BV are discussing this claim, Carolco is unable to predict the outcome of this dispute.

     Le Studio has asserted a claim against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of Le Studio's unrecouped investment in the motion picture
Chaplin. Le Studio has not specified the amount of its claim. Carolco believes that the alleged guarantees have been relinquished. Le Studio has also claimed that Carolco is obligated to pay $500,000 as reimbursement for expenses incurred by Le Studio in connection with the financial restructuring of Carolco consummated in March 1992. Carolco believes that Le Studio relinquished its claim for reimbursement as part of the Carolco Restructuring. Although Carolco and Le Studio are discussing these claims, Carolco is unable to predict the outcome of these disputes.

Note E - Debt

     CII, with Carolco as principal guarantor, has a credit facility with Credit
Lyonnais Bank Nederland
("CLBN") acting as agent and lender (the "Existing Carolco Credit Facility") under which $14,000,000 in principal amount is outstanding as of June 30, 1994. The maturity date of the loan under the Existing Carolco
Credit Facility, which is secured by substantially all of Carolco's assets, is September 29, 1995 provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur.

     Prior to the commencement of Merger discussions, Carolco was in negotiations with potential agent banks (including CLBN) to organize a syndicate of lenders to provide a three-year $50,000,000 revolving corporate credit facility and separate production credit facilitates
(collectively, the "New Carolco Credit
Facility"). Once the Merger is consummated, Carolco intends to resume those discussions. It is Carolco's intention to refinance the $14,000,000 balance of the Existing Carolco Credit
Facility with proceeds provided
by the New Carolco Credit Facility.  Repayment of the Existing Carolco Credit
Facility without a replacement facility would have a severe adverse effect on the operations of Carolco (which could include a cutback on motion picture production activities) and ultimately on the long-term viability of Carolco.
Management of Carolco believes that the successful negotiation of such a new facility will likely require the infusion of additional equity into Carolco.

     In addition, Carolco is currently negotiating with CLBN with regard to the terms of individual production loans to finance a substantial portion of the cost of each of Carolco's future motion pictures.
Although Carolco believes such production loans will be successfully negotiated with CLBN on terms satisfactory to Carolco, there can be no assurance that this will be the case. In the event Carolco is unable to successfully negotiate such production loans during the fourth quarter of 1994, it will be required to procure financing from alternative sources in order to complete the production of Showgirls and Cutthroat Island
(although no assurance can be given that such financing can be obtained, or obtained on terms acceptable to
Carolco). Showgirls, directed by Paul Verhoeven and Cutthroat Island, starring Geena Davis and directed by Renny Harlin, are scheduled to commence principal photography in the third quarter of 1994.

     Pursuant to the 13% Note Indenture, since Carolco's consolidated net worth was less than $33,334,000 on September 30,1993, Carolco was obligated to offer to purchase
$5,000,000 in aggregate principal amount of its 13% Notes on March 31, 1994. Pursuant to the terms of the 13% Note
Indenture, Carolco credited a
portion of the 13% Notes acquired as part of the Restructuring against this obligation and was therefore not required to purchase any additional 13% Notes. As a result of certain amendments to the 13% Note Indenture resulting from the Carolco Restructuring, Carolco has no further obligation to purchase the balance of the 13% Notes prior to maturity in 1996.

     In September 1988, Carolco entered into a 10.75% term loan agreement with John Hancock Leasing.
The purpose of the loan was for the purchase of an aircraft and its refurbishment and was secured by the aircraft. Interest and principal of approximately $141,000 were payable monthly for five years. In 1993, Carolco negotiated a reduction of the monthly payment, pending the sale of the aircraft. On February 3, 1994,
Carolco sold the aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. Carolco recognized a gain of $1,275,000 in 1994 related to the sale of the aircraft.

Note F - Commitments and Contingencies

     As of June 30, 1994, Carolco has received approximately $1,930,000 in deposits on cancelled licensing agreements and on certain films which Carolco may not produce.
Traditionally, Carolco has been
able to allocate advances of this nature to other pictures being produced by Carolco which contain elements similar to the original film. However as a result of reduced production activity, Carolco may be required to return these deposits.

     In June 1993, Carolco entered into a non-exclusive consulting agreement with Anthony J. Scotti, the
Chairman of the Board of LIVE, for the period commencing immediately after the Carolco Restructuring and ending twelve months thereafter. Pursuant to the agreement, Mr. Scotti shall consult with management of
Carolco with respect to the operation of Carolco's business and such other matters as may be agreed upon between Carolco and Mr. Scotti. In consideration for the services to be provided by Mr. Scotti, Carolco will pay Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services to be provided by him under the agreement. Mr. Scotti will be entitled to participate in any and all of Carolco's employee stock option plans during the term of the agreement, and will be granted options to purchase shares of Carolco's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to the market price of the Common
Stock at the date of
commencement of the consulting period. In addition, Mr. Scotti will be indemnified against certain liabilities in connection with the performance of his duties under the agreement. In the six months ended June 30, 1994, Carolco paid approximately $252,000 in fees and expenses to Mr. Scotti pursuant to this agreement.

Tax Matters:

          The Internal Revenue Service ("IRS") is conducting an ongoing examination of Carolco's 1988, 1989 and 1990 federal income tax returns. In addition, the California Franchise
Tax Board ("FTB") is conducting
an examination of Carolco's 1988 and 1989 state income tax returns. Carolco has received notices from the
IRS regarding proposed adjustments to Carolco's income tax returns for the taxable years under audit. As of July 31, 1994, Carolco has responded or is in the process of preparing responses to all of the proposed adjustments by supplying the IRS with additional facts and legal analyses which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the proposed adjustments.
Moreover, it is anticipated that the IRS will issue additional proposed adjustments. At the current stage of the audit, Carolco does not believe it possible to predict, with any reasonable degree of accuracy, the actual tax liabilities that may ultimately result from the IRS and FTB examinations.
However, Carolco believes,
although no assurances can be given, that as of June 30, 1994, adequate reserves have been established with respect to any potential tax liability arising from such examinations.

Spiderman Litigation:

     On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem
Golan ("Golan") filed an
action against Carolco, CII and Spiderman Productions Ltd. in Los Angeles
County Superior Court purporting
to allege claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project Spiderman. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with
Carolco (the "Carolco/21st Agreement) whereby 21st transferred to Carolco literary rights relating to
Spiderman, and Carolco agreed, among other things, to accord credit to Golan as a producer of the picture both on screen and in paid advertisements, with the obligations to 21st to be guaranteed by Carolco and by
CII. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that Carolco and CII could assign the Carolco/21st
Agreement to RCS Video Services Antilles N.V., an affiliate of RCS Editori
S.p.A. ("RCS NV"), provided
that RCS NV assume in writing the obligations thereunder and provided that Carolco and CII remain jointly and severally liable with RCS NV under the Carolco/21st Agreement.
Plaintiffs alleged that Carolco and the
other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the Carolco/21st Agreement to a party other than RCS
NV, and by failing to provide
plaintiffs with a written document showing that Carolco and the other defendants have assumed the obligations of the Carolco/21st Agreement. Finally, plaintiffs allege that Carolco and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

     Based on the foregoing allegations, plaintiffs sought compensatory damages in excess of $5,000,000, unspecified punitive damages, attorneys' fees, rescission of the Carolco/21st
Agreement, a declaration as to
the plaintiffs' alleged rights, and a preliminary and permanent injunction preventing Carolco and the other defendants from distributing Spiderman without according producer screen credit to Golan or from issuing press releases or other information to the media without according producer credit to Golan.

     On October 22, 1993, the plaintiffs, following several successful demurrers by the defendants to the plaintiffs' previous complaints, filed a Third Amended Complaint against Carolco, CII, Spiderman Productions
Ltd. and RCS NV. On November 19, 1993, all four defendants filed an answer to the Third Amended
Complaint in which they agreed that the Carolco/21st Agreement was rescinded, thereby accepting the demand and offer of rescission contained in the Third Amended Complaint, and filed a cross-complaint seeking restitution of the more than $5,000,000 that plaintiffs were paid under the rescinded agreement. The plaintiffs contend that assuming they make such restitution to Carolco and its co-defendants and co-cross-complainants, the plaintiffs would be entitled to recover the rights, or the monetary value of the rights, that were transferred under the Carolco/21st Agreement.

     On December 14, 1993, 21st became a debtor under Chapter 7 of the bankruptcy laws as a result of petitions for involuntary bankruptcy that were filed by various creditors of 21st (other than the parties to the above-described litigation). On December 15, 1993, the bankruptcy proceedings were converted to voluntary reorganization proceedings under Chapter 11 of the bankruptcy laws. The bankruptcy filings have resulted in an automatic stay of the Los Angeles Superior Court litigation. On July 21, 1994, the Chapter 11 Trustee for 21st and the defendants in this action stipulated to relief from the automatic stay as a result of which the litigation resumed. While various motions are pending, there have been no significant rulings affecting this case or the cases described below subsequent to the entering into of the stipulation for the Relief of the Automatic
Stay.

     On February 3, 1994, Carolco, CII, Spiderman Productions Ltd. and RCS
NV filed declaratory relief
actions against Viacom International Inc., its division, Viacom Enterprises, and various Doe defendants
(collectively "Viacom"), and against CPT Holdings, Inc. and Columbia
Pictures Home Video, Inc. jointly
doing business as Columbia Tri-Star Home Video, and various Doe defendants (collectively "Columbia
Tri-Star"), seeking declarations that such defendants do not have certain distribution rights in Spiderman. Both
Viacom and Columbia Tri-Star contend that they acquired certain distribution rights from 21st prior to
Carolco's and 21st's entering into the Carolco/21st Agreement, and allegedly continue to hold such rights.

     Viacom and Columbia Tri-Star each have answered Carolco's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on Carolco and its co-plaintiffs for anticipatory repudiation of contract, specific performance, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that Carolco and its co-plaintiffs are contractually obligated to accord to
Columbia Tri-Star the distribution rights that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

     On May 18, 1994, Viacom International Inc. ("Viacom") filed an action in the Superior Court of the
State of California for the County of Los Angeles against Carolco, CII,
Spiderman Productions Ltd. and RCS
NV alleging, among other things, that Viacom is contractually entitled to all rights to produce and exploit
Spiderman. Based on this claim, Viacom is seeking damages for breach of contract, specific performance, declaratory relief, interference with contractual relations and interference with prospective economic advantage. Spiderman is to be produced by Spiderman Productions Ltd., a company half owned by Carolco.
Carolco accepted service of the complaint in this action on July 1, 1994 and Spiderman Productions Ltd.
accepted service on July 20, 1994.

Purported Class Action Litigation:

     On March 24, 1994, the same day the proposed business combination with LIVE was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New
Castle County, by an alleged stockholder of LIVE against Carolco, LIVE, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleges, among other things, that the defendants have violated their fiduciary duties owed to LIVE stockholders in connection with the Merger. Plaintiff seeks a preliminary and permanent injunction enjoining the Merger under its current financial terms; an open market auction of LIVE; to the extent the Merger is consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of defendants' alleged conduct, and attorney's fees and expenses. LIVE and Carolco believe that this lawsuit is without merit and intend to defend against it vigorously.

 Class Action Litigation:

     On January 9, 1992, a purported class action lawsuit was filed in the U.S.
District Court, Central
District of California, by alleged stockholders of LIVE against Carolco, LIVE and certain of Carolco's and
LIVE's past and present executive officers and directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934
(the "Exchange Act") and
Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and LIVE's
Forms 10-K for the year ended December 31, 1990, in their 1990 Annual
Reports and in their Forms 10-Q
for the quarters ended March 31, 1991 and June 30, 1991, and (ii) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman
Enterprises Incorporated to Handleman
Company in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District
Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further in April 1992, an amended complaint was filed in the consolidated action, (the "Amended Complaint"). The
Amended Complaint contains
substantially the same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV,
Pioneer and Le Studio), directors and former directors of Carolco (Messrs.
Afman, Bonnell, Matsumoto, and
Noda) and a lender to Carolco. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District
Court, Central District of
California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a second amended complaint was filed in the consolidated action expanding the allegations against certain directors, a lender to Carolco and Pioneer. On April 19, 1993, the
Court granted Pioneer's Motion to Dismiss the second amended complaint as against Pioneer.

     In February 1992, a purported class action lawsuit was filed in the U.S.
District Court, District of
Delaware, by an alleged holder of Carolco's public debt, against Carolco, LIVE and certain executive officers and directors of Carolco and LIVE. The Delaware complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April 1992, this lawsuit was transferred to the U.S. District
Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On June 17, 1992, the U.S. District
Court, Central District of
California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. The purported class action complaints do not contain a damage claim of any specific dollar amount. To date, there has been only preliminary discovery in these actions.

 Other Litigation:

     On December 1, 1992, Parafrance Communication, S.A. and Paravision
International S.A. filed
identical lawsuits in Los Angeles County Superior Court and the United
States Bankruptcy Court, Central
District of California, against Carolco and certain of its affiliates for (i) breach of contract, (ii) fraud and
(iii) unjust enrichment with respect to the motion pictures The Producers, Darling and Bill and Ted's Excellent
Adventure as a result of the alleged failure by De Laurentiis Entertainment
Group Inc.(" DEG") to deliver
certain rights in such pictures to the plaintiffs under a 1990 Asset Purchase
Agreement.  In connection with
its acquisition of DEG as part of the DEG Plan of Reorganization of DEG, Carolco became a party to the 1990
Asset Purchase Agreement pursuant to which DEG sold its feature film library to Parafrance. The State Court action was removed to the Bankruptcy Court and consolidated with the other action. Plaintiffs allege damages in excess of $3,000,000. Carolco believes that it is secondarily liable to the liquidation estate created upon confirmation of the Plan of Reorganization of DEG (the "DEG Liquidation
Estate") in this action and that any
judgment against it in this action will be satisfied from a reserve fund of the DEG Liquidation Estate set aside for such claims, which is also named as a defendant in this action.

     On December 10, 1992, Lang Elliott Entertainment Inc. ("Lang Elliott") filed a lawsuit in Los Angeles
County Superior Court against Carolco, CTI, Vista and certain affiliates of
Carolco for breach of contract and
an accounting relating to amounts allegedly owed by Vista to Lang Elliott with respect to the motion picture
Cage. In addition, the complaint alleges claims for conversion, constructive trust, intentional misrepresentation, breach of covenant of good faith and fair dealing, interference with prospective business advantage, unfair competition and anti-trust violations. In addition to monetary damages, the suit also seeks rescission and restitution. The suit arises out of a 1989 distribution agreement under which the Vista
Partnership, of which an affiliate of Carolco is the general partner, acquired all distribution rights to the picture. The complaint seeks damages of $1,350,000 (which claim includes
$1,000,000 of punitive damages)
for (i) license fees allegedly due to Lang Elliott under a rescinded agreement between a Company affiliate and
CTI and (ii) alleged damage to the home video and free television value of Cage due to a nine month extension by the Vista Partnership of the pay television rights of HBO and Showtime to the film for which the Vista
Partnership received no fee. Carolco has successfully demurred to parts of Lang Elliott's complaint resulting in dismissal of the antitrust and breach of covenant of good faith and fair dealing causes of action. The Vista
Partnership previously defended itself successfully against Lang Elliott in a recent arbitration which raised some of the same issues. Carolco and the other defendants have filed an answer denying the allegations in
Lang Elliott's complaint and both sides are engaging in discovery.

     Management and counsel to Carolco are unable to predict the ultimate outcome of this action at this time. However, Carolco and the other defendants believe that this lawsuit is without merit and are defending it vigorously. Accordingly, no provision for any liability which may result has been made in Carolco's consolidated financial statements. In the opinion of management, this action, when finally concluded and determined, will not have a material adverse effect upon Carolco's financial position or results of operations.

     For additional information regarding other material legal proceedings to which Carolco or any of its subsidiaries are a party, see Carolco's Annual Report on Form 10-K for the year ended December 31, 1993.

Note G - Stockholders' Deficiency

     Pursuant to the terms of the Carolco Restructuring, Pioneer, Cinepole and MGM Holdings purchased from Carolco 40,000, 12,500 and 30,000 shares, respectively, of Series A
Convertible Preferred Stock ("New
Preferred"), in exchange for cash payments of $40,000,000, $12,500,000 and $30,000,000, respectively. The
New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by Carolco's Board of Directors, either (a) out of any funds legally available therefor, or (b) for the first five years after issuance, to the extent legally available therefor, in additional shares of New Preferred equal to 1.25% multiplied by the liquidation preference of the New Preferred for each quarterly dividend period, at the Company's election. All dividends shall accrue from the beginning of each quarterly dividend period and shall be payable on the first day of the next succeeding quarterly dividend period. Accrued but unpaid dividends will be added to the liquidation preference of the New Preferred on the first day of the next succeeding quarterly dividend period. On June 30, 1994, unpaid dividends totalling $1,860,000 from January
1, 1994 and April 1, 1994 had been added to the liquidation preference, resulting in a total liquidation preference of $84,360,000. In addition, dividends of $1,061,000 payable on July 1, 1994, were accrued at June 30, 1994. However, since Carolco did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, Carolco was unable to pay such dividends. Each share of New Preferred, when issued, will be convertible at the option of the holder into Common Stock of Carolco at $.60 per share. As of June 30, 1994, approximately 140,600,000 shares of Common Stock of Carolco would be issuable upon conversion of the New Preferred.

Note H - Other Income

     Other income in 1993 consists primarily of revenues from the operations of Carolco's film studio in
North Carolina ("Carolco Studios"), rental income and foreign currency exchange gains. Other income in
1994 includes revenues from the operations of Carolco Studios, interest income, rental income and a gain of $1,275,000 recognized upon the sale of Carolco's aircraft (see Note E). Other income in 1994 also includes producers fees of approximately $417,000 related to the motion picture
Stargate, paid to Carolco pursuant to
an agreement entered into with Hexagon Films (U.S.), an indirect, wholly-owned subsidiary of Le Studio and producers fees of approximately $305,000 related to the motion picture Last of the Dogmen, paid to Carolco pursuant to an agreement entered into with Last of the Dogmen, Inc.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

     Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in all media including home video and pay and free television. Carolco anticipates that it will produce a limited number of "event" motion pictures per year, with commercial subject matter and well-known creative elements, provided that
Carolco is able to obtain sufficient funds to enable it to do so. In 1993, Carolco produced and released one film, Cliffhanger, which was financed through a co-production arrangement with Pioneer, Cinepole and RCS.
Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. Carolco recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video and pay television license agreements when the license period begins for each motion picture and such motion pictures are available pursuant to the terms of the license agreement.
Revenues from theatrical
exhibition in excess of minimum guaranteed amounts ("overages") are recognized ratably during the period of exhibition.

Results of Operation

Six Months Ended June 30, 1993 as Compared to Six Months Ended June 30,
1994

     Feature film revenues decreased from $60,721,000 for the six months ended June 30, 1993 to
$30,058,000 for the six months ended June 30, 1994. This represents a decrease of $30,663,000, or approximately 50.5%. Carolco had no theatrical releases during the first six months of 1993 or the first six months of 1994. Cliffhanger was produced by a joint venture in which Carolco owned less than 50%.
Therefore, the revenues associated with the May 1993 theatrical release of Cliffhanger are not included in the feature film revenues of Carolco. Revenues for the six months ended June
30, 1993 and 1994 represent
theatrical overages and license fees from exploitation in secondary markets
(i.e. pay television, video, free
television, etc.) of films released theatrically in prior years. Feature film revenues for the six months ended
June 30, 1993 include approximately $12,528,000 from the domestic pay television availability and
$7,620,000 in theatrical overages on Basic Instinct, released theatrically in 1992; approximately $10,550,000 from the foreign pay television availability of Terminator 2: Judgment Day, released theatrically in 1991;
$6,000,000 from the domestic network television availability of Total Recall, released theatrically in 1990;
$3,400,000 from the foreign pay television availability of Oscar and Hamlet, for which Carolco had certain foreign distribution rights; $1,520,000 from the foreign pay television availability of Jacob's Ladder, which was released theatrically in 1990; and $4,084,000 from the foreign television availability of Rambo III, Air
America, and Narrow Margin, released theatrically in 1988 and 1989.
Feature film revenues for the six
months ended June 30, 1994 include approximately $8,250,000 from the domestic network television availability and $5,233,000 from foreign theatrical and video overages from Terminator 2: Judgment Day, released theatrically in 1991; $2,984,000 from the domestic syndication television availability of Rambo III, released theatrically in 1988; $1,274,000 from the domestic and foreign pay television availability of Chaplin, released theatrically in 1992; $901,000 from the foreign free television availability of Total Recall, released theatrically in 1990; $512,000 and $930,000, respectively, from the foreign pay television availability and foreign theatrical overages related to the motion picture Universal Soldier, released theatrically in 1992; and
$1,871,000 in foreign theatrical and video overages related to the 1992 theatrical release of Basic Instinct.

     Amortization of film costs, residuals and participations decreased by $13,754,000 or 24.8%, from
$55,382,000 for the six months ended June 30, 1993 to $41,628,000 for the comparable period in 1994.
Amortization of film costs, as a percentage of Carolco's feature film revenues increased from 91.2% for the six months ended June 30, 1993 to 138.5% for the six months ended June 30, 1994. This increase is the result of additional amortization of film costs of $13,000,000 recorded in connection with the development of the motion picture Crusade. (See Note C of the Notes to Condensed
Consolidated Financial Statements.) In the six months ended June 30, 1993, Carolco recorded additional amortization of film costs of $1,745,000 and
$2,965,000, respectively, related to the write-off of development costs and a reduction in the estimated net realizable value of its film library.

     Selling, general and administrative ("SG&A") expenses (which caption also includes production overhead costs), decreased by $3,841,000 or 30.2%, from $12,704,000 during the first six months of 1993 to $8,863,000 during the first six months of 1994. Of this decrease, $1,251,000 is the result of reductions in Carolco's work force and the downsizing of the operations of Carolco. In addition, in 1994, Carolco capitalized approximately $2,590,000 of production overhead to film costs.
In 1993, Carolco had no films
in production and was, therefore, unable to capitalize any production overhead to film costs.

     Interest expense decreased by $6,674,000 or 48.9%, from $13,648,000 during the first six months of 1993 to $6,974,000 during the first six months of 1994. This decrease is the result of lower debt levels and reduced interest rates. Carolco capitalized $612,000 of its interest costs to film costs in the first six months of 1994. Carolco had no films in productions in the first six months of 1993 and, therefore, was unable to capitalize any of its interest costs to film costs.

     On February 3, 1994, Carolco sold its aircraft for $1,925,000 and the remaining loan balance of
$900,000, including accrued interest, was paid in full. (See Note E of the Notes to Condensed Consolidated
Financial Statements.) Carolco recognized a gain of $1,275,000 in 1994 as a result of the sale of the aircraft.

     Carolco incurred a consolidated net loss for the six months ended June 30, 1993 of $20,238,000, including $2,027,000 attributable to its ownership interest in LIVE. Carolco incurred a consolidated net loss for the six months ended June 30, 1994 of $23,222,000. At June 30, 1994,
Carolco had a deficiency in assets
of $44,293,000.

Three Months Ended June 30, 1993 as Compared to Three Months Ended
June 30, 1994

     Feature film revenues decreased from $26,607,000 for the three months ended June 30, 1993 to
$9,779,000 for the three months ended June 30, 1994. This represents a decrease of $16,828,000, or
approximately 63.2%. Carolco had no theatrical releases during the three months ended June 30, 1993 or the
three months ended June 30, 1994.   Cliffhanger was produced by a joint
venture in which Carolco owned less
than 50%.  Therefore, the revenues associated with the May 1993 theatrical release of Cliffhanger are not
included in the feature film revenues of Carolco.   Revenues for the three
months ended June 30, 1993 and
1994 represent theatrical overages and license fees from exploitation in secondary markets (i.e. pay television,
video, free television, etc.) of films released theatrically in prior years.
Feature film revenues for the three
months ended June 30, 1993 include approximately $1,658,000 from the domestic pay television availability
and $6,822,000 of foreign theatrical overages related to the motion picture
Basic Instinct, released theatrically
in 1992; approximately $2,866,000 from the foreign pay television availability of Terminator 2: Judgment
Day, released theatrically in 1991; $6,000,000 from the domestic network television availability of Total
Recall, released theatrically in 1990; and $3,400,000 from the foreign pay television availability of Oscar and
Hamlet for which  Carolco had certain foreign distribution rights.  Feature film revenues for the three months
ended June 30, 1994 include approximately $5,233,000 in foreign theatrical overages related to Terminator
2: Judgment Day, released theatrically in 1991; $607,000 from the foreign pay television availability of
Chaplin, released theatrically in 1992; $726,000 from the foreign free television availability of Total Recall,
released theatrically in 1990; and $736,000 from foreign theatrical overages and the foreign pay television
availability of Universal Soldier, released theatrically in 1992.

     Amortization of film costs, residuals and participations decreased by $2,177,000, or 7.8%, from
$27,759,000 for the three months ended June 30, 1993 to $25,582,000 for the comparable period in 1994.
Amortization of film costs, as a percentage of Carolco's feature film revenues increased from 104.3% for the three months ended June 30, 1993 to 261.6% for the three months ended June
30, 1994.  This increase is the
result of additional amortization of film costs of $13,000,000 recorded in connection with the development of the motion picture Crusade. (See Note C of the Notes to Condensed
Consolidated Financial Statements.)
In the three months ended June 30, 1993, Carolco recorded additional amortization of film costs of $1,745,000 and $2,965,000, respectively, related to the write-off of development costs and a reduction in the estimated net realizable value of its film library.

     Selling, general and administrative ("SG&A") expenses (which caption also includes production overhead costs), decreased by $2,354,000 or 39.5%, from $5,957,000 during the three months ended June
30, 1993 to $3,603,000 during the three months ended June 30, 1994. Of this decrease, $597,000 is the result of reductions in Carolco's work force and the downsizing of the operations of Carolco. In addition, in 1994,
Carolco capitalized approximately $1,757,000 of production overhead to film costs. In 1993, Carolco had no films in production and was, therefore, unable to capitalize any production overhead to film costs.

     Interest expense decreased by $2,995,000, or 50.0%, from $5,988,000 during the three months ended
June 30, 1993 to $2,993,000 during the three months ended June 30, 1994.
This decrease is the result of
lower debt levels and reduced interest rates. Carolco capitalized $456,000 of its interest costs to film costs in the three months ended June 30, 1994. Carolco had no films in production in the first quarter of 1993 and, therefore, was unable to capitalize any of its interest costs to film costs.

     Carolco incurred a consolidated net loss for the three months ended June
30, 1993 of $13,457,000,
including $1,664,000 attributable to its ownership interest in LIVE . Carolco incurred a consolidated net loss for the three months ended June 30, 1994 of $21,191,000. At June 30, 1994,
Carolco had a deficiency in
assets of $44,293,000.

Liquidity and Capital Resources

   CII, with Carolco as principal guarantor, has a credit facility with Credit
Lyonnais Bank Nederland
("CLBN") acting as agent and lender (the "Existing Carolco Credit Facility") under which $14,000,000 in principal amount is outstanding as of June 30, 1994. The maturity date of the loan under the Existing Carolco
Credit Facility, which is secured by substantially all of Carolco's assets, is September 29, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur.

   Prior to the commencement of merger discussions (see Note B of the Notes to Condensed Consolidated
Financial Statements), Carolco was in negotiations with potential agent banks
(including CLBN) to organize
a syndicate of lenders to provide a three-year $50,000,000 revolving corporate credit facility and separate production credit facilitates (collectively, the "New Carolco Credit Facility").
Once the Merger is
consummated, Carolco intends to resume those discussions. It is Carolco's intention to refinance the
$14,000,000 balance of the Existing Carolco Credit Facility with proceeds provided by the New Carolco
Credit Facility.  However, there can be no assurance that the New Carolco
Credit Facility will be
consummated. Repayment of the Existing Carolco Credit Facility without a replacement facility would have a severe effect on the operations of Carolco
(which could include a cutback on motion picture production activities) and ultimately on the long-term viability of Carolco. Management of Carolco believes that the successful negotiation of such a new facility will likely require the infusion of additional equity into Carolco.

   Shortly after the consummation of the Carolco Restructuring, Carolco began the process of preparing
certain of its  motion picture projects for eventual production, including the contracting of artists, directors
and other production executives with respect to an anticipated production
slate for calendar year 1994.   In
December 1993, an affiliate of Carolco commenced principal photography of
Wagons East, starring John
Candy and Richard Lewis.  As a result of the untimely death of Mr. Candy,
Carolco entered into an
arrangement with the insurance carrier and an affiliate of LIVE pursuant to which Carolco will recover
substantially all of the costs incurred by Carolco on the film.  In exchange for certain rights in the film, LIVE
agreed to fund completion of the film and engaged Carolco to complete production and servicing of certain
pre-existing distribution agreements.  In April 1994, Carolco received approximately $13,876,000 representing
partial payments under this multi-party arrangement.  The balance will be paid to Carolco upon completion
of the final audit of the applicable production costs.

   In mid-May 1994, Carolco determined that the potential costs of the motion picture Crusade, then in active pre-production, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the level of investment. As a result, Carolco made the decision to postpone the start of principal photography (which had been scheduled to begin in August 1994) indefinitely while Carolco evaluates alternative approaches to the project. Carolco hopes that it will be able to restart pre-production of Crusade in 1995. There can be no assurances that Crusade eventually will be produced. As of June 30, 1994, Carolco had already funded approximately $10,000,000 in pre-production expenses for Crusade, not including capitalized interest and production overhead. Carolco currently believes that approximately
$3,500,000 of these costs can be
recovered. In addition, Carolco may be obligated to pay as much as an additional $12,000,000 in connection with certain asserted contractual commitments relating to the film. Carolco believes that any such potential obligations may be eliminated or reduced as a result of negotiation with the parties to such contracts and/or mitigation. However, there can be no assurances of this. As a result, in the quarter ended June 30, 1994,
Carolco recorded additional amortization of film costs related to Crusade of $13,000,000, including interest and production overhead which had been capitalized to the project during the pre-production period, and
Carolco's estimate of its obligation under the contractual commitments discussed above.

   Carolco currently has two motion pictures in pre-production: Showgirls, directed by Paul Verhoeven;
and Cutthroat Island, starring Geena Davis and directed by Renny Harlin.
Both pictures are currently
scheduled to commence principal photography in the third quarter of 1994, and be completed and available
for release in mid-1995.  Carolco is currently negotiating with CLBN with regard to the terms of individual
production loans to finance a substantial portion of the cost of both motion pictures.  Although Carolco
believes such production loans will be successfully negotiated with CLBN on terms satisfactory to Carolco,
there can be no assurance that this will be the case.  In the event Carolco is unable to successfully negotiate
such production loans, it will  be required to procure financing from alternative sources in order to complete
the production of Showgirls and Cutthroat Island (although no assurances can be given that such financing can
be obtained, or obtained on terms acceptable to Carolco).   The receipt of a
commitment for financing for
Cutthroat Island is a condition to the Merger.  There can be no assurances that both films will begin principal
photography, be completed or be released according to this schedule.

   As a result of Carolco's anticipated production schedule, Carolco will not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1994 and much of 1995. Moreover, because of the substantial capital requirements involved in the pre-production and principal photography stages of Showgirls and Cutthroat Island (the combined direct negative costs of
Showgirls and Cutthroat Island is estimated to be approximately
$130,000,000), Carolco expects it will
experience significant liquidity constraints in the third and fourth quarters of 1994 prior to the anticipated
January 1, 1995 funding of up to $47,500,000 in co-production investments and 7% Convertible Subordinated
Notes due 2006 (the "7% Notes") arranged pursuant to the Carolco
Restructuring. Carolco believes that only through a combination of the planned bank financing based on presales of foreign distribution rights and the funding of the co-production investments and 7% Notes will Carolco have sufficient resources to continue financing the production of Showgirls and Cutthroat Island and meet its other obligations as they come due during the next 12 months.

   Pursuant to the 13% Note Indenture, since Carolco's consolidated net worth was less than $33,334,000 on September 30,1993, Carolco was obligated to offer to purchase
$5,000,000 in aggregate principal amount of its 13% Notes on March 31, 1994. Pursuant to the terms of the 13% Note
Indenture, Carolco credited a
portion of the 13% Notes acquired as part of the Restructuring against this obligation and was therefore not required to purchase any additional 13% Notes. As a result of the Amendments to the 13% Note Indenture resulting from the Carolco Restructuring, Carolco has no further obligation to purchase the balance of the 13% Notes prior to maturity in 1996.

   As indicated by the foregoing, Carolco is highly leveraged and management believes that Carolco will require additional financing in order to achieve its production goals and fund its operations on a long-term basis. No assurances can be given, however, that such funding will be available, or available on terms acceptable to Carolco. Management of Carolco believes that it will be substantially more difficult to raise such additional financing on favorable terms if the Merger is not consummated.


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAROLCO PICTURES INC.
                                    Registrant


Date: August 15, 1994
                                   /s/ William A. Shpall
                                       William A. Shpall,
                                       Executive Vice President and
                                       Chief Financial Officer


                   CAROLCO PICTURES INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   Reference is made to PART I - FINANCIAL INFORMATION, Item 1.
Financial Statements,  Note F -
Commitments and Contingencies which is incorporated herein by reference.


Item 3.  Defaults Upon Senior Securities

   Because Carolco did not have sufficient "surplus" as defined in and computed in accordance with the provisions of the General Corporation Law of the State of Delaware, Carolco was unable to pay the dividends in the amount of $818,000 due January 1, 1994 and $1,042,000 due April 1, 1994, on its Series A Convertible
Preferred Stock. As a result, as of June 30, 1994, approximately $1,860,000 in unpaid dividends had been added to the liquidation preference of the Series A Convertible Preferred
Stock.


Item 6.  Exhibits and Reports on Form 8-K

 (a)      Exhibits.

          The Exhibits listed below are filed as part of this Report.
                                                                 Sequentially
          Exhibit No.        Description of Exhibit              Numbered Page

             11.1             Computation of Loss per                 25
                                 Common Share

  (b)     No Reports on Form 8-K were filed during the six months ended
          June 30, 1994.



