Form 10-Q
period 1994-09-30
CAROLCO PICTURES INC
filed 1994-11-15
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended September 30, 1994


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

Registrant's telephone number, including area code: (310) 859-
8800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

The number of shares outstanding of registrant's Common Stock, $.01 par value, at November 14, 1994 was 140,015,109 shares, including 2,373,756 shares of treasury stock.

           CAROLCO PICTURES INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1993 and September 30, 1994 (unaudited)

        Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 1993 and 1994 (unaudited)

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1993 and 1994 (unaudited)

        Notes to Unaudited Condensed Consolidated Financial
        Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and
        Results of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 3. Defaults upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

           CAROLCO PICTURES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS

                        A S S E T S



                                                                                December 31,     September 30,
                                                                                   1993              1994
                                                                                   (Note)         (Unaudited)
                                                                                         (In Thousands)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .$   56,697       $   10,150
Restricted cash (Note E) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,255               --
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,837           20,795
Accounts receivable, related parties . . . . . . . . . . . . . . . . . . . . . .     4,877              360
Film costs, less accumulated amortization (Note D) . . . . . . . . . . . . . . .    78,427           64,686
Property and equipment, at cost, less accumulated depreciation and amortization     19,925           19,090
Other assets (Note D). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,053           21,890
                                                                                ----------       ----------
         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  188,071       $  136,971
                                                                                ==========       ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . .$   24,216       $   23,145
  Accrued residuals and participations . . . . . . . . . . . . . . . . . . . . .    27,987           33,502
  Income taxes, current and deferred . . . . . . . . . . . . . . . . . . . . . .    11,365           11,365
  Debt (Note F). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    94,580           93,734
  Advance collections on contracts . . . . . . . . . . . . . . . . . . . . . . .    20,012            3,988
  Notes and amounts payable, related parties (Note E). . . . . . . . . . . . . .    30,981           23,834
                                                                                ----------       ----------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .   209,141          189,568
COMMITMENTS AND CONTINGENCIES - (Note G)
STOCKHOLDERS' DEFICIENCY - (Note H)
  Preferred stock - $1.00 par value, 10,000,000 shares authorized:
    Series A Convertible Preferred Stock, 120,000 shares authorized, 82,500 shares issued and outstanding ($85,421,000 aggregate liquidation preference
    at September 30, 1994)                                                              83               86
  Common Stock - $.01 par value, 650,000,000 shares authorized, 140,015,109 shares issued and outstanding, including 2,327,381 shares in treasury in
    1993 and 2,373,756 shares in treasury in 1994. . . . . . . . . . . . . . . .     1,400            1,400
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .   297,931          301,096
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,920)          (5,920)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (314,564)        (349,259)
                                                                                ----------       ----------
         TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . .   (21,070)         (52,597)
                                                                                ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . .$  188,071       $  136,971
                                                                                ==========       ==========


 See notes to condensed consolidated financial statements.


  Note: The amounts for December 31, 1993 have been derived from Carolco's audited financial statements as of that date.

           CAROLCO PICTURES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                                1993            1994             1993         1994
                                                                                (Unaudited)
                                                                    (In Thousands, Except per Share Data)
Revenues:
  Feature films  . . . . . . . . . . . . . . . . . . . . . . . . $   24,955     $    18,126      $     85,676   $     48,184
  Other income (Note I). . . . . . . . . . . . . . . . . . . . .      1,178           1,102             4,160          5,082
                                                                   --------     -----------      ------------   ------------
         TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . .     26,133          19,228         89,836           53,266
Costs and expenses:
  Amortization of film costs, residuals and participations. . . .    24,756          17,188           80,138           58,816
  Selling, general and administrative. . . . . . . . . . . . . . .    6,076           7,159           18,779           16,022
  Interest, net. . . . . . . . . . . . . . . . . . . . . . . . . .    5,915           3,064           19,565           10,038
                                                                   --------    -----------      -----------     ------------
         TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . . . . .   36,747          27,411          118,482           84,876
                                                                   --------     ------------     ------------    ------------
         LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS
         OF AFFILIATED COMPANY AND (PROVISION FOR) BENEFIT FROM
         INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .    (10,614)         (8,183)         (28,646)         (31,610)
Equity in loss from continuing operations of affiliated company.     (1,961)            ---           (2,809)             ---
                                                                   --------     ------------      -----------    ------------
         LOSS FROM CONTINUING OPERATIONS BEFORE (PROVISION FOR)
         BENEFIT FROM INCOME TAXES . . . . . . . . . . . . . . .    (12,575)         (8,183)         (31,455)         (31,610)
(Provision for) benefit from income taxes. . . . . . . . . . . .       (194)           (123)            (373)              82
                                                                   --------    ------------      -----------     ------------
         LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . .  (12,769)         (8,306)         (31,828)         (31,528)
Equity in loss from discontinued operations of affiliated company,
  net of income taxes. . . . . . . . . . . . . . . . . . . . . . .     (219)            ---           (1,398)             ---
                                                                   --------    ------------      ------------    ------------
         LOSS BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . .   (12,988)         (8,306)         (33,226)         (31,528)
Extraordinary gain on early extinguishment of debt. . . . . . . .     1,799             ---            1,799              ---
                                                                   --------     ------------      -----------      -----------
         NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .$  (11,189)   $     (8,306)    $    (31,427)    $    (31,528)
                                                                 ==========    ============     ============     ============
Per Common Share:  Loss from continuing operations. . . . . . . .$    (0.45)   $      (0.07)    $      (1.09)    $      (0.25)
  Income from extraordinary item. . . . . . . . . . . . . . . . .      0.06            ---              0.06              ---
  Loss from discontinued operations. . . . . . . . . . . . . . .        ---            ---             (0.05)             ---
                                                                 ----------    -----------      ------------     ------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (0.39)   $     (0.07)     $      (1.08)    $      (0.25)
                                                                 ==========    ===========      ============     ============
  Weighted average shares outstanding. . . . . . . . . . . . .   28,596,188    137,641,353        29,093,169      137,672,270
                                                                 ==========    ==========       ============     ============



 See notes to condensed consolidated financial statements.

           CAROLCO PICTURES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1993            1994
                                                                                       (Unaudited)
                                                                                      (In Thousands)
Net cash flow from operating activities:
         NET CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . . . . . . .$  9,489     $ (45,286)
Cash flow from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .    (845)         (647)
  Acquisition of common stock of LIVE Entertainment Inc. . . . . . . . . . . . .  (1,266)          ---
  Decrease in cash as a result of deconsolidation of LIVE Entertainment Inc.. .  (11,043)          ---
  Proceeds from sale of aircraft, net of costs . . . . . . . . . . . . . . . . .     ---         1,782
                                                                                --------     ---------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . . . (13,154)        1,135

Cash flow from financing activities:
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (31,576)       (1,730)
  Increase(decrease) in notes and amounts payable to related parties. . . . . .    9,087        (1,549)
  Decrease in receivables from related parties . . . . . . . . . . . . . . . . .   1,126           302
  Increase in debt acquisition costs . . . . . . . . . . . . . . . . . . . . . .  (8,972)          ---
  Decrease in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . .     ---         1,255
  Repurchase of Vista shares and Vista Partnership Units . . . . . . . . . . . .     ---          (674)
  Repayment of Pioneer Bridge Loan . . . . . . . . . . . . . . . . . . . . . . .  (3,681)          ---
  Showtime Receivable Sale . . . . . . . . . . . . . . . . . . . . . . . . . . .  25,896           ---
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4           ---
                                                                                --------     ---------
         NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .  (8,116)       (2,396)
                                                                                --------     ---------
         DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . (11,781)      (46,547)
         Cash and cash equivalents at beginning of period. . . . . . . . . . . .  24,202        56,697
                                                                                --------     ---------
         Cash and cash equivalents at end of period. . . . . . . . . . . . . . .$ 12,421     $  10,150
                                                                                ========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amounts capitalized in 1994). . . . . . . . . . . . . . . .$  2,644     $   4,739
                                                                                ========     =========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    280     $     351
                                                                                ========     =========


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

    The accompanying unaudited, condensed consolidated
financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Carolco's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly Carolco's financial position as of September 30, 1994 and the results of its operations for the three and nine months ended September 30, 1993 and 1994. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the results to be expected
for the year ending December 31, 1994.   Certain
reclassifications have been made in the amounts for 1993 to conform to the 1994 presentation.

    For further information, refer to the Consolidated
Financial Statements and Notes thereto included in Carolco's
Annual Report on Form 10-K for the year ended December 31, 1993.

    At September 30, 1994, Pioneer, Cinepole, and RCS Communications owned approximately 33.7%, 19.0% and 11.6%, respectively, of the issued and outstanding common stock of Carolco. At September 30, 1994, New Carolco Investments B.V. ("New CIBV"), a corporation incorporated in The Netherlands, owned approximately 5.8% of the issued and outstanding common stock of Carolco. Mario F. Kassar, Chairman of the Board of Directors and Chief Executive Officer of Carolco ("Mr. Kassar"), may be deemed to own beneficially the shares of Carolco's common stock owned by New CIBV. In addition, Pioneer, Cinepole and MGM Holdings Corporation ("MGM Holdings") own 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock, not including accrued but unpaid "in-kind" dividends. MGM Holdings also owns approximately $31,118,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes"), not including accrued but unpaid "in-kind" interest of $324,000 at September 30, 1994.

Significant Accounting Policies

    Net Loss Per Common Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period, after appropriate inclusion in net loss of payment-in-kind preferred dividends of $1,061,000 and $3,167,000 respectively, for the three and nine months ended September 30, 1994. Common equivalent shares, consisting of outstanding stock options and warrants, the Series A Convertible Preferred Stock in 1994, and, in 1993, the Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Convertible Exchangeable Preferred Stock and Series E Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 10% Convertible Subordinated Debentures due 2006 in 1993, and the 5% Notes in 1994, were excluded because the effect of their inclusion would be antidilutive.

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

    Deferred taxes, relating to the differences in accounting for film rights and the related amortization for financial statement and tax return purposes as well as from financial statement reserves not currently deductible for tax purposes, have historically been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Due to the reversal of prior book and tax differences, as of September 30, 1994, Carolco's deferred tax liability has been virtually eliminated. However, due to the potential liability arising from the ongoing examination of Carolco's 1988, 1989, 1990, 1991, 1992 and 1993
federal income tax returns by the Internal Revenue Service ("IRS") and the 1988 and 1989 state income tax returns by the California Franchise Tax Board ("FTB"), Carolco has not reduced the amount of its current and deferred income tax liability. See Note G for a further discussion of these examinations.

    On October 18, 1993, Carolco's wholly-owned subsidiary,
CINV was domesticated as a Delaware corporation and its name was changed to CII. Due to the domestication of CINV, in future periods, foreign source income of Carolco will be subject to United States income taxation which could result in a significant increase in Carolco's effective tax rate.

Note B - Proposed Business Combination with LIVE

       Carolco, LIVE and Carolco Acquisition Corp., a wholly owned subsidiary of LIVE ("CAC"), entered into an Agreement and Plan of Merger dated as of August 10, 1994 (the "Merger Agreement") providing for a business combination of Carolco and LIVE. The Merger Agreement provided, among other things, that CAC would be merged with and into Carolco (the "Merger") with Carolco as the surviving corporation continuing as a wholly-owned subsidiary of LIVE. On October 13, 1994, LIVE, CAC and Carolco entered into a Termination Agreement (the "Termination Agreement") providing for the termination of the Merger Agreement and the abandonment of the proposed Merger contemplated thereby. The Termination Agreement also provides for the termination of all rights and obligations of the parties under the Merger Agreement and the mutual release by the parties of all claims of any kind or nature, by reason of or with respect to the Merger Agreement.

Note C - Interim Financing Arrangements and Going Concern Issues

       In October 1994, Carolco consummated certain interim financing arrangements which provided Carolco with additional cash of approximately $18,500,000. The arrangements consist of the following transactions:

          1. Carolco Production Services Inc., an indirect wholly-owned subsidiary of Carolco ("CPSI"), and Chargetex 6, S.A., an affiliate of the French company Chargeurs ("Chargetex"), entered into a Purchase and Sale Agreement dated as of October 18, 1994 whereby CPSI transferred to Chargetex all of its rights in the motion picture Showgirls, which commenced principal photography on October 23, 1994. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Chargetex and (ii) the assumption by Chargetex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. Approximately $8,900,000 was paid to Carolco by Chargetex upon closing of the transaction with additional amounts estimated to be less than $1,000,000 to be paid as accountings are provided to Chargetex. CPSI will be entitled to a percentage of the adjusted gross receipts from the exploitation of the completed motion picture after Chargetex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000. Pursuant to a separate agreement between CPSI and Chargetex dated as of October 18, 1994, CPSI was granted an option to purchase, at any time until February 28, 1995, a 50% interest in all adjusted gross revenues that may be derived by Chargetex from the distribution and exploitation of the motion picture and the related ancillary rights. CPSI may exercise such option by paying Chargetex an amount equal to 50% of the direct out-of-pocket expenses (plus interest thereon) incurred by Chargetex in connection with Showgirls through the time CPSI exercises such option. Upon exercise of such option, CPSI would be required to assume an undivided 50% responsibility for all Chargetex's executory obligations in connection with Showgirls and would be required to assume and pay 50% of all subsequent costs relating to the production of the motion picture as and when due. In addition, as a condition to CPSI's right to exercise such option, CPSI will be required to post security reasonably adequate to Chargetex to secure CPSI's obligations.

          2. Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received approximately $6,700,000 from Pioneer arising from the video distribution in Japan of Terminator 2: Judgment Day and theatrical, video and pay television distribution in Japan of Cliffhanger. The amounts from Cliffhanger were paid to Carolco pursuant to an agreement entered into by and among the co-producers of Cliffhanger.

          3. Carolco and RCS Video International Services
B.V. ("RCS") entered into a Waiver, Assignment and Acknowledgment Agreement dated as of October 14, 1994 (the "RCS Waiver Agreement") whereby RCS waived certain conditions subject to which RCS was required to purchase Carolco 7% Convertible Subordinated Notes (the "7% Notes") on December 30, 1994 under that certain Standby Agreement by and among Carolco, RCS, Cinepole, Le Studio, Pioneer and Tele-Communications, Inc. ("TCI") (the "Standby Agreement"). In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase on December 30, 1994, a portion of Carolco's interest in the motion picture Cutthroat Island for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio in that certain Co-Production Financing Commitment Agreement dated as of August 9, 1993 by and among Carolco, Le Studio and TCI.

       On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from Credit Lyonnais Bank Nederland N.V. ("CLBN"), net of imputed
interest at the rate of 5.4375% per annum.   As security for such
loan, Carolco assigned to CLBN its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes.

           4. Carolco and Le Studio Canal+ (U.S. ) ("Le Studio U.S.") entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions that are anticipated to be due to Carolco in late 1994 for serving as the foreign sales agent for the motion picture Stargate. See Note E for more a complete discussion of the arrangements with Le Studio U.S. regarding Stargate.

       A portion of the funds received from these interim financing arrangements will be used to fund the motion picture Cutthroat Island, starring Geena Davis and Matthew Modine and directed by Renny Harlin, which commenced principal photography in Malta at the end of October 1994. Carolco has received the commitment of a group of banks, including CLBN, to provide an individual production loan to finance a substantial portion of the cost of Cutthroat Island (the "Cutthroat Production Loan").

       Carolco will be unable to access the Cutthroat
Production Loan until a number of conditions are met including
(i) entering into distribution agreements for a substantial portion of the distribution rights for Cutthroat Island, (ii) obtaining a completion bond (also known as an "over-budget" guarantee) and (iii) execution of final loan documentation. Such distribution agreements and completion bond must be pledged as collateral to secure the Cutthroat Production Loan. Although agreements in principle have been reached between Carolco and various distributors with regard to the pre-sale of a substantial portion of the distribution rights for Cutthroat Island, due to production and casting delays, the documentation of these pre-sales has not yet been completed. In addition, due to such delays, Carolco has not yet obtained the completion bond for the film. Therefore, as of November 14, 1994, Carolco has been unable to access the Cutthroat Production Loan. In addition to its ongoing overhead expenses, Carolco continues to fund the production expenses of Cutthroat Island from its current cash balances and continues to face extreme cash shortages. Although management of Carolco believes it is likely that Carolco will be able to satisfy all of the conditions required to access the Cutthroat Production Loan, there can be no assurance that this will be the case. In the event Carolco is unable to successfully consummate the Cutthroat Production Loan, it will be required to procure financing from alternative sources in order to complete the production of Cutthroat Island. No assurance can be given that such financing can be obtained on a timely basis or obtained on terms acceptable to Carolco. In the event Carolco is unable to consummate the Cutthroat Production Loan or procure alternative production financing on a timely basis, Carolco may be forced to cease production of Cutthroat Island and may be unable to meet its other obligations and may be unable to continue to operate as a going concern.

       As a result of its anticipated production schedule, Carolco will not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1994 and much of 1995. Moreover, because of the substantial capital requirements involved in the pre-production and principal photography stages of Cutthroat Island (the direct negative cost of Cutthroat Island is estimated to be approximately $75,000,000), Carolco expects it will continue to experience significant liquidity constraints throughout the fourth quarter of 1994 prior to the anticipated December 30, 1994 funding of the Standby Agreement. After adjusting the Standby Agreement for the RCS transaction described in Item 3 above, Carolco anticipates that it will receive $17,500,000 from the purchase by Pioneer and Cinepole of 7% Notes, $6,000,000 in immediately available co-productions investments by Le Studio and TCI, and $1,500,000 from the purchase by RCS of a portion of Carolco's interest in Cutthroat Island. Carolco believes that only through a combination of the Cutthroat Production Loan and the funding of the co-production investments and 7% Notes will Carolco have sufficient resources to continue financing the production of Cutthroat Island and meet its other obligations as they come due.

Note D - Film Costs

                                                December 31,     September 30,
                                                   1993               1994
                                                         (Unaudited)
                                                        (In Thousands)
Film costs are comprised of the following:
  Released, less amortization. . . . . . . . .  $ 57,696          $ 22,892
  In process and development . . . . . . . . .    20,731            41,794
                                                --------          --------
    Total film costs . . . . . . . . . . . . .  $ 78,427          $ 64,686
                                                ========          ========



Interest and production overhead capitalized to film costs during the nine months ended September 30, 1994 totaled approximately $894,000 and $3,143,000, respectively. No interest or production overhead was capitalized to film costs during the year ended December 31, 1993.

    In December 1993, an affiliate of Carolco commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier providing principal elements insurance for the film and an affiliate of LIVE pursuant to which Carolco will recover substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged Carolco to complete production and to service certain pre-existing distribution agreements. In April 1994, Carolco received approximately $13,876,000 representing partial payments under this multi-party arrangement. The balance will be paid to Carolco upon completion of the final audit of the applicable production costs. The remaining amount of costs to be reimbursed is included in Other Assets.

    At September 30, 1994, Carolco had incurred approximately
$6,853,000 in Film Costs relating to the motion picture
Showgirls. As a result of the October 1994 sale of Showgirls to Chargetex (see Note C - Item 1), these costs have been included in Other Assets at September 30, 1994.

    In mid-May 1994, Carolco determined that the potential costs of the motion picture Crusade, starring Arnold Schwarzenegger, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone indefinitely the start of principal photography (which had been scheduled to begin in August 1994) while Carolco evaluated alternative approaches to the project.
As a result of Carolco's decision not to make Crusade when scheduled, an affiliate of Arnold Schwarzenegger made a claim for payment of the full fee that would have been payable for the acting services of Mr. Schwarzenegger. Carolco and the affiliate of Mr. Schwarzenegger have agreed to settle this claim and are in the process of documenting such agreement. Pursuant to the settlement agreement, Carolco has paid certain amounts to the affiliate of Mr. Schwarzenegger and assigned to Mr. Schwarzenegger all rights, title and interest in Crusade. If, during an approximately three-year period, Mr. Schwarzenegger obtains a commitment for production of the film, Carolco will receive reimbursement of a portion of its pre-production expenditures on the film and will participate in any future net profits of the film (as defined in the agreement). In the event Mr. Schwarzenegger is unable to obtain a production commitment during such period, Carolco will have the right to reacquire all rights, title and interest in Crusade.

    As of September 30, 1994, Carolco had paid a total of $13,300,000 in pre-production expenses for Crusade including capitalized interest and production overhead and amounts paid to the affiliate of Mr. Schwarzenegger. These amounts have been included in Amortization of Film Costs for the nine months ended September 30, 1994.

Note E - Related Party Transactions

    In September 1992, Carolco and CII entered into an agreement with a predecessor of Le Studio U.S. whereby Carolco furnished the non-exclusive executive producer services of Mario Kassar to Le Studio U.S. for the production of the motion picture Stargate. In exchange for such services, Le Studio U.S. agreed to pay Carolco a producing fee plus a contingent fee based on the performance of the film. In addition, CII agreed to serve as the exclusive sales agent for the foreign distribution of Stargate. In exchange for such services, CII will receive a distribution fee of up to 15% of foreign sales made by CII. Stargate was released theatrically in October 1994. As of November 14, 1994, Carolco estimates that distribution fees of $2,739,000 have been earned. Of this amount, $2,000,000 was paid by Le Studio as part of the interim financing arrangements. (See Note C-Item 4.)

    Pursuant to the Carolco Restructuring, MGM Holdings purchased from Carolco $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Consistent with the treatment of MGM Holdings as a "principal shareholder," Carolco recorded the 5% Notes in Notes and Amounts Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%. The discount of $8,639,000 was recorded as an increase to equity. Carolco will recognize additional interest expense of approximately $960,000 per year related to the amortization of this discount. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of Carolco. Thereafter, interest shall be paid in cash. Through September 30, 1994, interest of approximately $1,118,000 has been paid in additional 5% Notes and additional interest of approximately $324,000 has been accrued. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of Carolco on the 20th business day following the date on which Metro-Goldwyn-Mayer, Inc., an affiliate of MGM Holdings ("MGM"), shall have received an aggregate of $100,000,000 in distribution fees under the distribution agreements between Carolco and MGM. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, the 5% Notes may be converted into Common Stock of Carolco at the aforementioned conversion rate (subject to certain adjustments), effective on the maturity date (October 2002); or in the event that Carolco (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless Carolco is the surviving corporation or (iv) undertakes to sell all or substantially all its assets. As of

September 30, 1994, approximately 52,414,000 shares of Common
Stock of Carolco would be issued upon conversion of the 5% Notes and accrued interest.

    At December 31, 1993, Carolco had $1,255,000 of restricted cash. This amount was due to Mr. Kassar in connection with the Carolco Restructuring. During the quarter ended March 31, 1994, such amount, including accrued interest, was paid to Mr. Kassar.

    In January 1992, a partnership between Carolco and Le
Studio entered into a co-financing arrangement with Le Studio and RCS Video International Services B.V., an affiliate of RCS Editori S.p.A. ("RCS BV"), pursuant to which CINV, Le Studio and RCS BV each made co-financing payments equal to one-third of the total production cost of the motion picture Chaplin. The co-financing payments earn interest at 3-month LIBOR plus 2% per annum. CINV, Le Studio and RCS BV each contributed $13,337,000 to the production costs of Chaplin. In exchange for their co-financing payments, Le Studio and RCS BV are each entitled to one-third of the net receipts from Chaplin, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Le Studio and RCS BV are reduced. At December 31, 1993 and September 30, 1994, respectively, CINV had recorded an obligation of $3,521,000 and $5,466,000 collectively to Le Studio and RCS BV. In 1993, Carolco paid $6,313,000 and $6,442,000, respectively, to Le Studio and RCS BV, representing their share of the net receipts of Chaplin.

    RCS BV has asserted a claim of approximately $4,700,000 against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of RCS BV's unrecouped investment in the motion picture Chaplin. Carolco believes that the alleged guarantees have been relinquished. Although Carolco and RCS BV have entered into discussions with respect to this claim, Carolco is unable to predict the outcome of this dispute.

    Le Studio has asserted a claim against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of Le Studio's unrecouped investment in the motion picture Chaplin. Le Studio has not specified the amount of its claim. Carolco believes that the alleged guarantees have been relinquished. Le Studio has also claimed that Carolco is obligated to pay $500,000 as reimbursement for expenses incurred by Le Studio in connection with the financial restructuring of Carolco consummated in March 1992. Carolco believes that Le Studio relinquished its claim for reimbursement as part of the Carolco Restructuring. Although Carolco and Le Studio have entered into discussions with respect to these claims, Carolco is unable to predict the outcome of these disputes.

    See Note C for a discussion of additional related party transactions arising as a result of certain interim financing arrangements.

Note F - Debt

    CII, with Carolco as principal guarantor, has a credit facility with CLBN acting as agent and lender (the "Existing Carolco Credit Facility") under which $14,000,000 in principal amount is outstanding as of September 30, 1994. The maturity date of the loan under the Existing Carolco Credit Facility, which is secured by substantially all of Carolco's assets, has been extended to September 29, 1995. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The loan bears interest at 3-month LIBOR plus 2.5% and no additional amounts are available to be drawn thereunder.

    See Note C for a discussion of additional borrowings from CLBN in connection with the consummation of interim financing arrangements.

    In August 1992, Carolco entered into an agreement with the Screen Actors Guild, the Directors' Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of September 30, 1994, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $9,707,000, including accrued interest at 3-month LIBOR, plus 1% per annum. The installment payment of $3,000,000, due on October 1, 1994, was not paid by Carolco. If the payment is not paid within the 120-day grace period as provided in the Guild Note, the Guilds may accelerate payment of the entire remaining balance due, plus accrued interest thereon. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

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

Note G - Commitments and Contingencies

    As of September 30, 1994, Carolco has received approximately $1,873,000 in deposits on cancelled licensing agreements and on certain films which Carolco may not produce. Traditionally, Carolco has been able to allocate advances of this nature to other pictures being produced by Carolco which contain elements similar to the original film. However, as a result of reduced production activity, Carolco may be required to return these deposits.

    In June 1993, Carolco entered into a non-exclusive consulting agreement with Anthony J. Scotti, the Chairman of the Board of LIVE, for the period commencing immediately after the Carolco Restructuring and ending twelve months thereafter. Pursuant to the agreement, Mr. Scotti has agreed to consult with management of Carolco with respect to the operation of Carolco's business and such other matters as may be agreed upon between Carolco and Mr. Scotti. In consideration for the services to be provided by Mr. Scotti, Carolco will pay Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services to be provided by him under the agreement. Mr. Scotti will be entitled to participate in any and all of Carolco's employee stock option plans during the term of the agreement, and will be granted options to purchase shares of Carolco's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to the market price of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti will be indemnified against certain liabilities in connection with the performance of his duties under the agreement. In the nine months ended September 30, 1994, Carolco paid approximately $372,000 in fees and expenses to Mr. Scotti pursuant to this agreement. The consulting agreement with Mr. Scotti expired in October 1994. Carolco is currently negotiating with Mr. Scotti for an extension of the agreement.

Tax Matters:

          The Internal Revenue Service ("IRS") is conducting an ongoing examination of Carolco's 1988, 1989 and 1990 federal income tax returns and has begun an examination of Carolco's 1991, 1992 and 1993 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of Carolco's 1988 and 1989 state income tax returns. Carolco has received notices from the IRS regarding proposed adjustments to Carolco's 1988, 1989 and 1990 federal income tax returns. As of November 14, 1994, Carolco has responded or is in the process of preparing responses to all of the proposed adjustments by supplying the IRS with additional facts and legal analyses which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the proposed adjustments. Moreover, it is anticipated that the IRS will issue additional proposed adjustments. At the current stage of the audit, Carolco does not believe it possible to predict, with any reasonable degree of accuracy, the actual tax liabilities that may ultimately result from the IRS and FTB examinations. However, Carolco believes, although no assurances can be given, that as of September 30, 1994, an adequate provision has been established with respect to any potential tax liability arising from such examinations.

Spiderman Litigation:

    On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem Golan ("Golan") filed an action against Carolco, CINV and Spiderman Productions Ltd. ("SPL") in Los Angeles County Superior Court alleging claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project Spiderman. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with Carolco (the "Carolco/21st Agreement") whereby 21st transferred to Carolco rights relating to the comic book character Spiderman, and Carolco agreed, among other things, to accord credit to Golan as a producer of the motion picture to be produced by defendants. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that Carolco and CII could assign the Carolco/21st Agreement to RCS NV and provided that Carolco and CII remain jointly and severally liable with RCS NV under the Carolco/21st Agreement. Plaintiffs alleged that Carolco and the other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the Carolco/21st Agreement to a party other than RCS NV, and by failing to provide plaintiffs with a written document showing that Carolco and the other defendants have assumed the obligations of the Carolco/21st Agreement. Finally, plaintiffs allege that Carolco and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

    Based on the foregoing allegations, plaintiffs sought compensatory damages in excess of $5,000,000, unspecified punitive damages, attorneys' fees, rescission of the Carolco/21st Agreement, a declaration as to the plaintiffs' alleged rights and a preliminary and permanent injunction preventing Carolco and the other defendants from distributing Spiderman upon completion without according producer screen credit to Golan and from issuing press releases or other information to the media without according producer credit to Golan.

    On October 22, 1993, the plaintiffs, following several successful demurrers by the defendants to the plaintiffs' previous complaints, filed a Third Amended Complaint against Carolco, CII, SPL and RCS NV. On November 19, 1993, all four defendants filed an answer to the Third Amended Complaint in which they agreed that the Carolco/21st Agreement had been rescinded, thereby accepting the demand and offer of rescission contained in the Third Amended Complaint. The defendants also filed a cross-complaint seeking restitution of the more than $5,000,000 that plaintiffs were paid under the rescinded agreement. The plaintiffs contend that assuming they make such restitution to Carolco and its co-defendants and co-cross-complainants, the plaintiffs would be entitled to recover the rights, or the monetary value of the rights, that were transferred under the Carolco/21st Agreement.

    On December 14, 1993, 21st became a debtor under Chapter 7 of the United States Bankruptcy Code as a result of petitions for involuntary bankruptcy that were filed by various creditors of 21st (other than the parties to the above-described litigation). On December 15, 1993, such bankruptcy proceedings were converted to voluntary reorganization proceedings under Chapter 11 of the Bankruptcy Code. These bankruptcy filings resulted in an automatic stay of the Los Angeles Superior Court litigation. On July 21, 1994, the Chapter 11 Trustee for 21st and the defendants in this action stipulated to relief from the automatic stay as a result of which the litigation resumed.

    On February 3, 1994, Carolco, CII, SPL and RCS NV filed declaratory relief actions against Viacom International Inc., its division, Viacom Enterprises, and various Doe defendants (collectively "Viacom"), and against CPT Holdings, Inc. and Columbia Pictures Home Video, Inc. jointly doing business as Columbia Tri-Star Home Video, and various Doe defendants (collectively "Columbia Tri-Star"), seeking declarations that such defendants do not have certain motion picture distribution rights in Spiderman. Both Viacom and Columbia Tri-Star contend that they acquired certain distribution rights from 21st prior to Carolco's and 21st's entering into the Carolco/21st Agreement, and allegedly continue to hold such rights.

    Viacom and Columbia Tri-Star each have answered Carolco's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on Carolco and its co-plaintiffs for anticipatory repudiation of contract, specific performance, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that Carolco and its co-plaintiffs are contractually obligated to accord to Columbia Tri-Star the distribution rights in Spiderman that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

    On May 18, 1994, Viacom International Inc. ("Viacom") filed an action in the Superior Court of the State of California for the County of Los Angeles against Carolco, CII, SPL and RCS NV alleging, among other things, that Viacom is contractually entitled to all rights to produce and exploit the motion picture
Spiderman.   Based on this claim, Viacom is seeking damages for
breach of contract, specific performance, declaratory relief, interference with contractual relations and interference with prospective economic advantage. The Court has ordered this action consolidated with the action brought by 21st and Golan and with the actions brought by Carolco, CII, SPL and RCS NV against Viacom and Columbia Tri-Star. Carolco is unable to place a monetary value on the television rights claimed by Viacom. Viacom asserts that the television distribution rights in Spiderman could potentially generate distribution fees to Viacom in excess of $2,000,000. Discovery has commenced in all related cases.

Purported Class Action Litigation:

    On March 24, 1994, a complaint was filed the same day that Carolco and LIVE had signed a Letter of Intent with respect to the proposed merger of the two companies. This purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleges, among other things, that the defendants violated their fiduciary duties owed to LIVE stockholders in connection with the proposed merger. Plaintiff sought a preliminary and permanent injunction enjoining the merger under its then current financial terms; an open market auction of LIVE; to the extent the merger was consummated prior to the entry of a final judgement in the action, rescission of the merger; repayment of profits and benefits obtained as a result of defendant's alleged conduct; and attorney's fees and expenses. Since the merger agreement between Carolco and LIVE has been terminated, this action was dismissed on October 28, 1994.

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

    In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against Carolco, LIVE and certain executive officers and directors of Carolco and LIVE. The Delaware complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April 1992, this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. The purported class action complaints do not contain a damage claim of any specific dollar amount. Discovery has commenced, including the taking of depositions.

Other Litigation:

    On December 1, 1992, Parafrance Communication, S.A. and Paravision International S.A. filed identical lawsuits in Los Angeles County Superior Court and the United States Bankruptcy Court, Central District of California, against Carolco and certain of its affiliates for (i) breach of contract, (ii) fraud and (iii) unjust enrichment with respect to the motion pictures The Producers, Darling and Bill and Ted's Excellent Adventure as a result of the alleged failure by De Laurentiis Entertainment Group Inc.(" DEG") to deliver certain rights in such pictures to the plaintiffs under a 1990 Asset Purchase Agreement. In connection with its acquisition of DEG as part of the DEG Plan of Reorganization of DEG, Carolco became a party to the 1990 Asset Purchase Agreement pursuant to which DEG sold its feature film library to Parafrance. The State Court action was removed to the Bankruptcy Court and consolidated with the other action. Plaintiffs allege damages in excess of $3,000,000. Carolco believes that it is secondarily liable to the liquidation estate created upon confirmation of the Plan of Reorganization of DEG (the "DEG Liquidation Estate") in this action and that any judgment against it in this action will be satisfied from a reserve fund of the DEG Liquidation Estate set aside for such claims, which is also named as a defendant in this action. The parties have reached a tentative settlement in this action which requires no cash payment on the part of Carolco.

    On December 10, 1992, Lang Elliott Entertainment Inc.
("Lang Elliott") filed a lawsuit in Los Angeles County Superior Court against Carolco, CTI, Vista and certain affiliates of Carolco for breach of contract and an accounting relating to amounts allegedly owed by Vista to Lang Elliott with respect to the motion picture Cage. In addition, the complaint alleges claims for conversion, constructive trust, intentional misrepresentation, breach of the covenant of good faith and fair dealing, interference with prospective business advantage, unfair competition and anti-trust violations. In addition to monetary damages, the suit also seeks rescission and restitution. The suit arises out of a 1989 distribution agreement under which the Vista Partnership, of which an affiliate of Carolco is the general partner, acquired all distribution rights to the picture. The complaint seeks damages of $1,350,000 (which claim includes $1,000,000 of punitive damages) for (i) license fees allegedly due to Lang Elliott under a rescinded agreement between a Carolco affiliate and CTI and (ii) alleged damage to the home video and free television value of Cage due to a nine month extension by the Vista Partnership of the pay television rights of HBO and Showtime to the film for which the Vista Partnership received no fee. Carolco has successfully demurred to parts of Lang Elliott's complaint resulting in dismissal of the antitrust and breach of covenant of good faith and fair dealing causes of action. The Vista Partnership previously defended itself successfully against Lang Elliott in a recent arbitration which raised some of the same issues. Carolco and the other defendants have filed an answer denying the allegations in Lang Elliott's complaint and both sides are engaging in discovery.

    Management and counsel to Carolco are unable to predict the ultimate outcome of these actions at this time. However, Carolco and the other defendants believe that these lawsuits are without merit and are defending them vigorously. Accordingly, no provision for any liability which may result has been made in Carolco's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon Carolco's financial position or results of operations.

    For additional information regarding other material legal proceedings to which Carolco or any of its subsidiaries are a party, see Carolco's Annual Report on Form 10-K for the year ended December 31, 1993.

Note H - Stockholders' Deficiency

    Pursuant to the terms of the Carolco Restructuring, Pioneer, Cinepole and MGM Holdings purchased from Carolco 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock ("New Preferred"), in exchange for cash payments of $40,000,000, $12,500,000 and $30,000,000, respectively. The
New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by Carolco's Board of Directors, either (a) out of any funds legally available therefor, or (b) for the first five years after issuance, to the extent legally available therefor, in additional shares of New Preferred equal to 1.25% multiplied by the liquidation preference of the New Preferred for each quarterly dividend period, at the Company's election. All dividends shall accrue from the beginning of each quarterly dividend period and shall be payable on the first day of the next succeeding quarterly dividend period. Accrued but unpaid dividends will be added to the liquidation preference of the New Preferred on the first day of the next succeeding quarterly dividend period. On September 30, 1994, unpaid dividends totalling $2,921,000 from January 1, 1994, April 1, 1994 and July 1, 1994 had been added to the liquidation preference, resulting in a total liquidation preference of $85,421,000. In addition, dividends of $1,061,000 payable on October 1, 1994, were accrued at September 30, 1994. However, since Carolco did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, Carolco was unable to pay such dividends. Each share of New Preferred is convertible at the option of the holder into Common Stock of Carolco at $.60 per share. As of September 30, 1994, approximately 142,368,000 shares of Common Stock of Carolco would be issuable upon conversion of the New Preferred.

Note I - Other Income

    Other income in 1993 consists primarily of revenues from the operations of Carolco's film studio in North Carolina
("Carolco Studios"), rental income and foreign currency exchange gains. Other income in 1994 includes revenues from the operations of Carolco Studios, interest income, rental income and a gain of $1,275,000 recognized upon the sale of Carolco's aircraft (see Note F). Other income in 1994 also includes producers fees of approximately $449,000 related to the motion picture Stargate, paid to Carolco pursuant to the agreement entered into with Hexagon (see Note E.)

    In November 1992, Carolco entered into an agreement with Last of the Dogmen, Inc. ("Dogmen") whereby Carolco furnished the executive producer services of Mr. Kassar to Dogmen for the production of the motion picture Last of the Dogmen. In exchange for such services, Dogmen agreed to pay Carolco a producing fee and an overhead fee. As of September 30, 1994, Carolco has recorded producers fees of approximately $475,000 related to the motion picture Last of the Dogmen.

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

Results of Operation

Nine Months Ended September 30, 1993 as Compared to Nine Months
Ended September 30, 1994

    Feature film revenues decreased from $85,676,000 for the nine months ended September 30, 1993 to $48,184,000 for the nine months ended September 30, 1994. This represents a decrease of $37,492,000, or approximately 43.8%. Carolco had no theatrical releases during the first nine months of 1993 or the first nine months of 1994. Cliffhanger was produced by a joint venture in which Carolco owned less than 50%. Therefore, the revenues associated with the May 1993 theatrical release of Cliffhanger are not included in the feature film revenues of Carolco. Revenues for the nine months ended September 30, 1993 and 1994 represent theatrical overages and license fees from exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the nine months ended September 30, 1993 include approximately $6,732,000, $1,250,000, $1,085,000 and
$2,254,000 related to the domestic television, foreign video and foreign television availabilities and foreign overages, respectively, of Universal Soldier, released theatrically in 1992; approximately $12,241,000 from overages from the theatrical release and approximately $10,870,000 from the domestic pay television availability of Basic Instinct, released theatrically in 1992; approximately $2,137,000 from the foreign pay television availability of Iron Eagle III, released theatrically in 1992; approximately $11,265,000 from the foreign pay television availability and $3,320,000 from domestic video overages of Terminator 2: Judgment Day, released theatrically in 1991; $6,000,000 from the domestic network television availability and $1,314,000 of foreign theatrical overages on Total Recall, released theatrically in 1990; $4,050,000 from the foreign pay television availability of Oscar and Hamlet, for which Carolco had certain foreign distribution rights; $1,724,000 from the foreign television availability of Jacob's Ladder, which was released theatrically in 1990; $2,227,000 related to the domestic television availability of LA Story, released theatrically in 1991; $3,075,000 from the domestic video availability and $1,504,000 from the foreign video availability of Chaplin, released theatrically in 1992; and $1,175,000, $1,721,000 and $1,831,000 from the foreign television availability of Rambo III, Air America, and Narrow Margin, respectively, released theatrically in 1988 and 1990. Feature film revenues for the nine months ended September 30, 1994 include approximately $8,250,000 from the domestic network television availability, $8,642,000 from foreign theatrical and video overages and $2,150,000 from the foreign pay television availability of Terminator 2: Judgment Day; $400,000 and $772,000, respectively, from the foreign pay television availability and foreign theatrical overages of Iron Eagle III; $2,984,000 from the domestic syndication television availability of Rambo III; $1,262,000 from the domestic and foreign pay television availability of Chaplin; $901,000 from the foreign free television availability of Total Recall; $1,569,000 and $969,000, respectively, from the foreign television availability and foreign theatrical overages related to the motion picture Universal Soldier; and $4,658,000 in foreign theatrical and video overages and $398,000 from the foreign pay television availability of Basic Instinct.

    Amortization of film costs, residuals and participations decreased by $21,322,000 or 26.6%, from $80,138,000 for the nine months ended September 30, 1993 to $58,816,000 for the comparable
period in 1994.   Amortization of film costs, as a percentage of
Carolco's feature film revenues increased from 93.5% for the nine months ended September 30, 1993 to 122.1% for the nine months ended September 30, 1994. This increase is the result of additional amortization of film costs of approximately $13,300,000 recorded in connection with the development of the motion picture Crusade. (See Note D of the Notes to Condensed Consolidated Financial Statements.) In addition, Carolco recorded additional amortization of film costs of approximately $2,980,000 as a result of the abandonment of other development projects. In the nine months ended September 30, 1993, Carolco recorded additional amortization of film costs of $1,745,000 and $2,965,000, respectively, related to the write-off of development costs and a reduction in the estimated net realizable value of its film library.

    Selling, general and administrative ("SG&A") expenses
(which caption also includes production overhead costs), decreased by $2,757,000 or 14.7%, from $18,779,000 during the first nine months of 1993 to $16,022,000 during the first nine months of 1994. In 1993, Carolco had no films in production and was, therefore, unable to capitalize any production overhead to film costs. In 1994, Carolco capitalized approximately $3,143,000 of production overhead to film costs. In addition, a decrease of SG&A expenses of approximately $2,714,000 was the result of reductions in Carolco's work force and the downsizing of the operations of Carolco. These savings were offset by $1,300,000 in costs associated with the Merger (see Note B of the Notes to the Condensed Consolidated Financial Statements) and with a $1,800,000 increase in Carolco's allowance for doubtful accounts receivable.

    Interest expense decreased by $9,527,000 or 48.7%, from $19,565,000 during the first nine months of 1993 to $10,038,000 during the first nine months of 1994. This decrease is the result of lower debt levels and reduced interest rates. Additionally, Carolco capitalized $894,000 of its interest costs to film costs in the first nine months of 1994. Carolco had no films in production in the first nine months of 1993 and, therefore, was unable to capitalize any of its interest costs to film costs.

    On February 3, 1994, Carolco sold its aircraft for
$1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. (See Note F of the Notes to Condensed Consolidated Financial Statements.) Carolco recognized a gain of $1,275,000 in 1994 as a result of the sale of the aircraft.

    Carolco incurred a consolidated net loss for the nine months ended September 30, 1993 of $31,427,000, including
$4,207,000 attributable to its ownership interest in LIVE.
Carolco incurred a consolidated net loss for the nine months ended September 30, 1994 of $31,528,000. At September 30, 1994,
Carolco had a deficiency in assets of $52,597,000.

Three Months Ended September 30, 1993 as Compared to Three Months
Ended September 30, 1994

    Feature film revenues decreased from $24,955,000 for the three months ended September 30, 1993 to $18,126,000 for the three months ended September 30, 1994. This represents a decrease of $6,829,000, or approximately 27.4%. Carolco had no theatrical releases during the three months ended September 30, 1993 or the three months ended September 30, 1994. Revenues for the three months ended September 30, 1993 and 1994 represent theatrical overages and license fees from exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the three months ended September 30, 1993 include approximately $3,006,000 from foreign theatrical overages related to the motion picture Basic Instinct; approximately $2,227,000 from the domestic free television availability of L A Story; $3,075,000 from the domestic video availability and $1,504,000 from the foreign video availability of Chaplin; $625,000 and $573,000, respectively, from the foreign pay television availability and domestic video availability of Dark Wind; $1,837,000 from the foreign pay television availability of Iron Eagle III; $665,000 from the foreign television availability of Narrow Margin; and $6,105,000, $1,050,000 and $2,036,000 from the domestic pay television availability, foreign television availability and foreign theatrical overages of Universal Soldier. Feature film revenues for the three months ended September 30, 1994 include approximately $2,817,000 in foreign and domestic theatrical overages related to Basic Instinct; $934,000 from foreign theatrical overages of Universal Soldier; and $6,155,000 from foreign theatrical overages of Terminator 2: Judgment Day.

    Amortization of film costs, residuals and participations decreased by $7,568,000, or 30.6%, from $24,756,000 for the three months ended September 30, 1993 to $17,188,000 for the comparable period in 1994. Amortization of film costs, as a percentage of Carolco's feature film revenues decreased from 99.2% for the three months ended September 30, 1993 to 94.8% for the three months ended September 30, 1994.

    Selling, general and administrative ("SG&A") expenses
(which caption also includes production overhead costs), increased by $1,083,000 or 17.8%, from $6,076,000 during the three months ended September 30, 1993 to $7,159,000 during the three months ended September 30, 1994. In 1993, Carolco had no films in production and was, therefore, unable to capitalize any production overhead to film costs. In 1994, Carolco capitalized approximately $553,000 of production overhead to film costs.
In addition, as a result of reductions in Carolco's work force and the downsizing of the operations of Carolco, a savings of
$1,464,000 in SG&A expenses was achieved.   However, these
savings were offset by an increase in Carolco's allowance for doubtful accounts receivable of $1,800,000 and by costs associated with the Merger totaling $1,300,000.

    Interest expense decreased by $2,851,000, or 48.2%, from $5,915,000 during the three months ended September 30, 1993 to $3,064,000 during the three months ended September 30, 1994.
This decrease is the result of lower debt levels and reduced interest rates. Carolco capitalized $282,000 of its interest costs to film costs in the three months ended September 30, 1994. Carolco had no films in production in the first quarter of 1993 and, therefore, was unable to capitalize any of its interest costs to film costs.

    Carolco incurred a consolidated net loss for the three months ended September 30, 1993 of $11,189,000, including $2,180,000 attributable to its ownership interest in LIVE . Carolco incurred a consolidated net loss for the three months ended September 30, 1994 of $8,306,000. At September 30, 1994, Carolco had a deficiency in assets of $52,597,000.

Liquidity and Capital Resources

    CII, with Carolco as principal guarantor, has a credit facility with CLBN acting as agent and lender (the "Existing Carolco Credit Facility") under which $14,000,000 in principal amount is outstanding as of September 30, 1994. The maturity date of the loan under the Existing Carolco Credit Facility, which is secured by substantially all of Carolco's assets, has been extended to September 29, 1995. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The loan bears interest at 3-month LIBOR plus 2.5% and no additional amounts are available to be drawn thereunder.

    See below for a discussion of additional borrowings from CLBN in connection with the consummation of interim financing arrangements.

    In August 1992, Carolco entered into an agreement with the Screen Actors Guild, the Directors' Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of September 30, 1994, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $9,707,000, including accrued interest at 3-month LIBOR, plus 1% per annum. The installment payment of $3,000,000, due on October 1, 1994, was not paid by Carolco. If the payment is not paid within the 120-day grace period as provided in the Guild Note, the Guilds may accelerate payment of the entire remaining balance due, plus accrued interest thereon. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

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

    In December 1993, an affiliate of Carolco commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier providing principal elements insurance for the film and an affiliate of LIVE pursuant to which Carolco will recover substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged Carolco to complete production and to service certain pre-existing distribution agreements. In April 1994, Carolco received approximately $13,876,000 representing partial payments under this multi-party arrangement. The balance will be paid to Carolco upon completion of the final audit of the applicable production costs. The remaining amount of costs to be reimbursed is included in Other Assets.

    In mid-May 1994, Carolco determined that the potential costs of the motion picture Crusade, starring Arnold Schwarzenegger, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone indefinitely the start of principal photography (which had been scheduled to begin in August 1994) while Carolco evaluated alternative approaches to the project.
As a result of Carolco's decision not to make Crusade when scheduled, an affiliate of Arnold Schwarzenegger made a claim for payment of the full fee that would have been payable for the acting services of Mr. Schwarzenegger. Carolco and the affiliate of Mr. Schwarzenegger have agreed to settle this claim and are in the process of documenting such agreement. Pursuant to the settlement agreement, Carolco has paid certain amounts to the affiliate of Mr. Schwarzenegger and assigned to Mr. Schwarzenegger all rights, title and interest in Crusade. If, during an approximately three-year period, Mr. Schwarzenegger obtains a commitment for production of the film, Carolco will receive reimbursement of a portion of its pre-production expenditures on the film and will participate in any future net profits of the film (as defined in the agreement). In the event Mr. Schwarzenegger is unable to obtain a production commitment during such period, Carolco will have the right to reacquire all rights, title and interest in Crusade.

    As of September 30, 1994, Carolco had paid a total of $13,300,000 in pre-production expenses for Crusade including captitalized interest and production overhead and amounts paid to the affiliate of Mr.
Schwarzenegger. These amounts have been included in Amortization of Film Costs for the nine months ended September
30, 1994.

    In October 1994, Carolco consummated certain interim financing arrangements which provided Carolco with additional cash of approximately $18,500,000. The arrangements consist of the following transactions:

    1. Carolco Production Services Inc., an indirect wholly-owned subsidiary of Carolco ("CPSI"), and Chargetex 6, S.A., an affiliate of the French company Chargeurs ("Chargetex"), entered into a Purchase and Sale Agreement dated as of October 18, 1994 whereby CPSI transferred to Chargetex all of its rights in the motion picture Showgirls, which commenced principal photography on October 23, 1994. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Chargetex and (ii) the assumption by Chargetex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. Approximately $8,900,000 was paid to Carolco by Chargetex upon closing of the transaction with additional amounts estimated to be less than $1,000,000 to be paid as accountings are provided to Chargetex. CPSI will be entitled to a percentage of the adjusted gross receipts from the exploitation of the completed motion picture after Chargetex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000. Pursuant to a separate agreement between CPSI and Chargetex dated as of October 18, 1994, CPSI was granted an option to purchase, at any time until February 28, 1995, a 50% interest in all adjusted gross revenues that may be derived by Chargetex from the distribution and exploitation of the motion picture and the related ancillary rights. CPSI may exercise such option by paying Chargetex an amount equal to 50% of the direct out-of-pocket expenses (plus interest thereon) incurred by Chargetex in connection with Showgirls through the time CPSI exercises such option. Upon exercise of such option, CPSI would be required to assume an undivided 50% responsibility for all Chargetex's executory obligations in connection with Showgirls and would be required to assume and pay 50% of all subsequent costs relating to the production of the motion picture as and when due. In addition, as a condition to CPSI's right to exercise such option, CPSI will be required to post security reasonably adequate to Chargetex to secure CPSI's obligations.

    2. Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received approximately $6,700,000 from Pioneer arising from the video distribution in Japan of Terminator 2: Judgment Day and theatrical, video and pay television distribution in Japan of Cliffhanger. The amounts from Cliffhanger were paid to Carolco pursuant to an agreement entered into by and among the co-producers of Cliffhanger.

    3. Carolco and RCS Video International Services B.V. ("RCS") entered into a Waiver, Assignment and Acknowledgment Agreement dated as of October 14, 1994 (the "RCS Waiver Agreement") whereby RCS waived certain conditions subject to which RCS was required to purchase Carolco 7% Convertible Subordinated Notes (the "7% Notes") on December 30, 1994 under that certain Standby Agreement by and among Carolco, RCS, Cinepole, Le Studio, Pioneer and Tele-Communications, Inc. ("TCI") (the "Standby Agreement"). In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase on December 30, 1994, a portion of Carolco's interest in the motion picture Cutthroat Island for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio in that certain Co-Production Financing Commitment Agreement dated as of August 9, 1993 by and among Carolco, Le Studio and TCI.

    On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from Credit Lyonnais Bank Nederland N.V. ("CLBN"), net of imputed interest
at the rate of 5.4375% per annum.   As security for such loan,
Carolco assigned to CLBN its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes.

     4. Carolco and Le Studio Canal+ (U.S. ) ("Le Studio U.S.") entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions that are anticipated to be due to Carolco in late 1994 for serving as the foreign sales agent for the motion picture Stargate. See Note E for more a complete discussion of the arrangements with Le Studio U.S. regarding Stargate.

    A portion of the funds received from these interim financing arrangements will be used to fund the motion picture Cutthroat Island, starring Geena Davis and Matthew Modine and directed by Renny Harlin, which commenced principal photography in Malta at the end of October 1994. Carolco has received the commitment of a group of banks, including CLBN, to provide an individual production loan to finance a substantial portion of the cost of Cutthroat Island (the "Cutthroat Production Loan").

    Carolco will be unable to access the Cutthroat Production Loan until a number of conditions are met including (i) entering into distribution agreements for a substantial portion of the distribution rights for Cutthroat Island, (ii) obtaining a completion bond (also known as an "over-budget" guarantee) and
(iii) execution of final loan documentation. Such distribution agreements and completion bond must be pledged as collateral to secure the Cutthroat Production Loan. Although agreements in principle have been reached between Carolco and various distributors with regard to the pre-sale of a substantial portion of the distribution rights for Cutthroat Island, due to production and casting delays, the documentation of these pre-sales has not yet been completed. In addition, due to such delays, Carolco has not yet obtained the completion bond for the film. Therefore, as of November 14, 1994, Carolco has been unable to access the Cutthroat Production Loan. In addition to its ongoing overhead expenses, Carolco continues to fund the production expenses of Cutthroat Island from its current cash balances and continues to face extreme cash shortages. Although management of Carolco believes it is likely that Carolco will be able to satisfy all of the conditions required to access the Cutthroat Production Loan, there can be no assurance that this will be the case. In the event Carolco is unable to successfully consummate the Cutthroat Production Loan, it will be required to procure financing from alternative sources in order to complete the production of Cutthroat Island. No assurance can be given that such financing can be obtained on a timely basis or obtained on terms acceptable to Carolco. In the event Carolco is unable to consummate the Cutthroat Production Loan or procure alternative production financing on a timely basis, Carolco may be forced to cease production of Cutthroat Island and may be unable to meet its other obligations and may be unable to continue to operate as a going concern.

    As a result of its anticipated production schedule, Carolco will not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1994 and much of 1995. Moreover, because of the substantial capital requirements involved in the pre-production and principal photography stages of Cutthroat Island (the direct negative cost of Cutthroat Island is estimated to be approximately $75,000,000), Carolco expects it will continue to experience significant liquidity constraints throughout the fourth quarter of 1994 prior to the anticipated December 30, 1994 funding of the Standby Agreement. After adjusting the Standby Agreement for the RCS transaction described in Item 3 above, Carolco anticipates that it will receive $17,500,000 from the purchase by Pioneer and Cinepole of 7% Notes, $6,000,000 in immediately available co-productions investments by Le Studio and TCI, and $1,500,000 from the purchase by RCS of a portion of Carolco's interest in Cutthroat Island. Carolco believes that only through a combination of the Cutthroat Production Loan and the funding of the co-production investments and 7% Notes will Carolco have sufficient resources to continue financing the production of Cutthroat Island and meet its other obligations as they come due.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, Note G - Commitments and Contingencies which is incorporated herein by reference.


Item 3.  Defaults Upon Senior Securities

    Because Carolco did not have sufficient "surplus" as defined in and computed in accordance with the provisions of the General Corporation Law of the State of Delaware, Carolco was unable to pay the dividends in the amount of $818,000 due January 1, 1994, $1,042,000 due April 1, 1994, $1,061,000 due July 1,
1994, and $1,061,000 due October 1, 1994 on its Series A Convertible Preferred Stock. As a result, as of September 30, 1994, approximately $2,921,000 in unpaid dividends had been added to the liquidation preference of the Series A Convertible Preferred Stock and an additional $1,061,000 in accrued dividends payable had been recorded.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         The Exhibits listed below are filed as part of this Report.


                                                                   Sequentially
         Exhibit No.    Description of Exhibit                     Numbered Page

                 2.1 Agreement and Plan of Merger dated as of August 10, 1994 among Carolco Pictures
                        Inc., LIVE Entertainment Inc. and Carolco
                        Acquisition Corp. (including certain exhibits thereto).
                        Incorporated by reference to Exhibit 2.1 to Carolco's current report on Form 8-K under the Securities Exchange Act of 1934 dated August 10, 1994.

                 10.1   Termination Agreement dated as of
                        October 13, 1994
                        by and among LIVE Entertainment Inc.,
                        Carolco
                        Acquisition Corp. and Carolco Pictures
                        Inc.
                        Incorporated by reference to Exhibit
                        10.1 to Carolco's
                        current report on Form 8-K dated October
                        13, 1994.

                 10.2   Waiver, Assignment and Acknowledgment
                        Agreement
                        dated as of October 14, 1994 by and
                        between Carolco
                        Pictures Inc. and RCS Video
                        International Services B.V.
                        Incorporated by reference to Exhibit
                        10.2 to Carolco's
                        current report on Form 8-K dated October
                        13, 1994.

                 10.7   Employment Agreement between Carolco
                        Pictures Inc. and Mario F. Kassar for
                        the services
                        of Mario F. Kassar, dated as of August
                        10, 1994.
                        Incorporated by reference to Exhibit 5
                        to Mario F.
                        Kassar and New Carolco Investments
                        B.V.'s
                        Schedule 13D (Amendment No. 14) under
                        the Securities Exchange Act of 1934 filed with the Commission on August 16, 1994.

                 10.8  Stock Option Agreement of Mario F.
                       Kassar dated
                       as of August 10, 1994. Incorporated by
                       reference to
                       Exhibit 8 to Mario F. Kassar and New
                       Carolco
                       Investments B.V.'s Schedule 13D
                       (Amendment
                       No. 14) under the Securities Exchange
                       Act of 1934
                       filed with the Commission on August 16,
                       1994.

                 11.1  Computation of Loss per Common
                       Share                                            29

                   27  Financial Data Schedule                          30


         (b)       Reports on Form 8-K:

                   Current Report on Form 8-K dated August 10,
                   1994 reporting events under
                   Items 5 and 7.

                   Current Report on Form 8-K dated October 13,
                   1994 reporting events under
                   Items 5 and 7.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAROLCO PICTURES INC.
                                      Registrant


Date: November 14, 1994

                                         William A. Shpall,
                                         Executive Vice
                                         President and
                                         Chief Financial
                                         Officer