Form 10-K405
period 1994-12-31
CAROLCO PICTURES INC
filed 1995-04-17
CIK 801441

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
(Mark One)
  /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-9264
                            -------------------------
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

        Securities Registered Pursuant To Section 12(b) Of The Act: None

           Securities Registered Pursuant To Section 12(g) Of The Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock, par value $.01
                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1995, was $1,443,089.

     As of March 31, 1995, there were 137,641,353 shares of the Registrant's Common Stock outstanding, not including 2,373,756 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II, OR III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

     Carolco Pictures Inc., a Delaware corporation ("Carolco" or the "Company") is an entertainment company formed in 1986 which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in all media, including home video and pay and free television. Management selects its motion pictures, which typically feature major film stars or directors and high quality production values, with a view toward their broad appeal to the largest segment of the motion picture audience in both the United States and abroad. As a result of constraints on the availability of funds to Carolco, Carolco has refocused its business efforts to producing a limited number of major "event" motion pictures for worldwide theatrical release each year, to the extent that Carolco is able to obtain sufficient funds to enable it to do so. During the past year, due to limitations on the amount of funds available for motion picture production, Carolco sold its interest in one film already in production and has only one film in production and several projects in various stages of development. There can be no assurance that sufficient funds will be available to complete development of or to produce these projects. (See "Recent Developments - Liquidity and Going Concern Issues - Going Concern Issues".)

     Unless otherwise indicated, all references to Carolco or the Company include Carolco Pictures Inc. and its wholly-owned subsidiaries including Carolco International Inc. ("CII"), Carolco Television Inc.("CTI"), and The Vista Organization, Ltd. ("Vista"); The Vista Organization Partnership, L.P (the "Vista Partnership"); and Carolco Studios Inc. (Delaware). Prior to its domestication as a Delaware corporation in October 1993, CII was incorporated in the Netherlands Antilles as Carolco International N.V. ("CINV").

     Carolco's executive offices are located at 8800 Sunset Boulevard, Los Angeles, California 90069; telephone number (310) 859-8800.

                               RECENT DEVELOPMENTS

LIQUIDITY AND GOING CONCERN ISSUES

     Carolco's independent auditors have included an explanatory paragraph in their report appearing at page F-1 of this Annual Report on Form 10-K stating that the Company's Consolidated Financial Statements have been prepared assuming that Carolco will continue as a going concern and that Carolco's financial condition (as described below and in Note B to the Consolidated Financial Statements) raises substantial doubts about its ability to continue as a going concern.

FINANCIAL RESTRUCTURING

     On October 20, 1993, the Company completed a financial restructuring (the "Restructuring"), which had been proposed in order to reduce or satisfy certain of the Company's then current and future financial obligations and to provide the Company with additional capital to permit the continuation of the Company as a going concern. The following is a description of the main components of the Restructuring, certain actions taken in conjunction therewith and certain of the agreements entered into in connection therewith.

 (1) CONSUMMATION OF EXCHANGE OFFERS. $22,496,000 in aggregate principal amount of 11.5%/10% Reducing Rate Senior Notes due 2000 (the "New Senior Notes") were issued in exchange for a portion of the Company's outstanding 14% Senior Notes due June 1, 1993 (the "14% Notes"), plus accrued interest. In addition, $13,431,700 in principal amount of 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (the "New Senior Subordinated Notes") were issued in exchange for a portion of the Company's 13% Senior Subordinated Notes due December 1, 1996 (the "13% Notes"), plus accrued interest. The exchanges described above are collectively referred to herein as the "Exchange Offers." In addition, approximately $3,030,300 of cash representing accrued interest was paid as part of the Exchange Offers.

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

 (2) CONSUMMATION OF CONSENT SOLICITATION. Concurrently with the Exchange Offers, the holders of the 13% Notes approved certain amendments (the "Amendments") to the indenture governing the 13% Notes (the "13% Note Indenture"). The Amendments are binding upon all holders retaining 13% Notes, whether or not such holders consented to adoption of the Amendments. Holders of 13% Notes who consented to the Amendments also waived certain events of default under the 13% Note Indenture and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture.

 (3)  PURCHASES OF NEW PREFERRED STOCK AND 5% NOTES FOR CASH.  Pioneer
LDCA, Inc. ("Pioneer"), Cinepole Productions B.V. ("Cinepole"), a wholly owned subsidiary of Le Studio Canal+ S.A. ("Le Studio"), and MGM Holdings Corporation ("MGM Holdings") purchased from the Company 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock, a newly designated series of the Company's series preferred stock ("New Preferred" or "Series A Preferred"), in exchange for cash consideration of $40,000,000, $12,500,000 and $30,000,000, respectively. The New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of New Preferred. Each share of New Preferred is convertible at the option of the holder into Common Stock of the Company at $.60 per share.

     MGM Holdings also purchased from the Company $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which Metro Goldwyn-Mayer Inc. (" MGM") receives $100,000,000 in distribution fees under the MGM Distribution Agreement (as defined below). This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, a holder of a 5% Note may elect to convert such 5% Note into Common Stock of the Company at the same conversion rate (subject to certain adjustments), effective on the maturity date (October 2002 or upon certain defaults under the indenture governing the 5% Notes). or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets.

 (4) EXCHANGE OF 10% DEBENTURES AND SERIES D PREFERRED. 8,000 shares of the Company's Series D Convertible Exchangeable Preferred Stock (the "Series D Preferred"), representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock, plus a payment in cash of a portion of accrued but unpaid dividends. In addition, $14,600,000 in face amount of the Company's 10% Convertible Subordinated Debentures due 2006 (the "10% Debentures"), representing all of the Company's outstanding 10% Debentures (other than $35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS Video International Services B.V. ("RCS")), was exchanged for 21,900,000 shares of the Company's Common Stock.

 (5) SATISFACTION OF STRATEGIC INVESTOR LOAN. Carolco transferred to Pioneer, Cinepole and RCS International Communications N.V. ("RCS Communications"), an affiliate of RCS, 3,885,223, 1,180,030 and 1,180,030, shares, respectively, of the common stock of LIVE Entertainment Inc. ("LIVE"), representing all of the shares of LIVE common stock held by Carolco in satisfaction of approximately $17,686,000 of a $32,200,000 loan, plus accrued interest (the "Strategic Investor Loan"), previously extended to Carolco by Pioneer, Le Studio and RCS (collectively including their affiliates, the "Strategic Investors"). The remaining portion of the Strategic Investor Loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications, of 8,586,543, 3,051,660 and 3,253,337 shares, respectively, of the Company's Common Stock.

     EXCHANGE OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES FOR COMMON STOCK. Each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock.

     CONTRIBUTION OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES TO THE COMPANY. In addition, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. As a result of the various exchanges and contributions, all of the Company's 10% Debentures, Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Preferred and Series E Convertible Preferred Stock, ceased to be outstanding.

 (6) NEW DISTRIBUTION AGREEMENT. Carolco entered into a new distribution agreement (the "MGM Distribution Agreement") with MGM, an affiliate of MGM Holdings, which became effective on the December 31, 1993 expiration of the Company's prior distribution agreements with Tri-Star Pictures Inc. ("Tri-Star"). Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories the Company's motion pictures (which are required to meet certain criteria) until the later of delivery of all qualifying pictures which commence principal photography prior to 60 months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs related to the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing prints for United States theatrical release and marketing and advertising costs for such release, unless the Company elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter. In addition to domestic theatrical and non-theatrical (i.e. airlines, military, etc.) rights, MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, the Company has entered into an agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. The Company has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

 (7) STANDBY PURCHASE AND INVESTMENT AGREEMENT. The Company, Pioneer, Le Studio, Cinepole, RCS and Tele-Communications, Inc. ("TCI") entered into a standby purchase and investment agreement (the "Standby Agreement") pursuant to which Pioneer, Cinepole and RCS committed to purchase up to $27,500,000 in principal amount of the Company's 7% Convertible Subordinated Notes due 2006 (the "7% Notes") on the later of December 30, 1994 or the date upon which certain conditions are met. In addition, Le Studio and TCI committed to invest up to $27,500,000 in co-productions of the Company's motion pictures, commencing upon the satisfaction of certain conditions, but in no event earlier than December 30, 1994 (the "Co-Production Investments"). The total amount to be invested pursuant to the Standby Agreement would not exceed $47,500,000. See "- Standby Agreement Funding" for a discussion of further developments with respect to the Standby Agreement.

 (8) ACQUISITION OF VISTA. In conjunction with the Restructuring, Carolco acquired all of the outstanding shares of common stock of Vista (the "Vista Common Stock"), other than shares owned by Carolco, together with all of the Carolco Series A Common Stock Put Rights associated therewith (the "Series A Puts") in a two-step transaction consisting of a tender offer and a subsequent merger. As a result, $19,025,500 in principal amount of New Senior Notes was issued and cash of $1,942,000 for interest was paid in exchange for 17,620,290 shares of Vista Common Stock and associated Series A Puts. In addition, approximately $3,156,000 in cash was paid to the holders (other than Carolco or its affiliates) of Vista Common Stock and associated Series A Puts, in exchange for 4,207,816 shares of Vista Common Stock and associated Series A Puts. As a result of the transaction, Vista became a wholly-owned subsidiary of Carolco and ceased operations.

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

MOTION PICTURE PRODUCTION

     As a result of the Restructuring described above, the Company had adequate cash resources to meet its obligations as they became due and to begin the process of preparing certain of its motion picture projects for eventual production, including the contracting of artists, directors and other production executives with respect to an anticipated production slate for calendar year 1994. In December 1993, an affiliate of Carolco commenced principal photography of WAGONS EAST, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier on the film and an affiliate of LIVE pursuant to which Carolco recovered substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged Carolco to complete production and servicing of certain pre-existing distribution agreements. In April 1994, Carolco received approximately $13,876,000 representing partial payments under the multi-party arrangement. In February 1995, an additional $1,532,000 was received.

     In mid-May 1994, Carolco determined that the potential costs of the motion picture CRUSADE, then in active pre-production, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone the start of principal photography (which had been scheduled to begin in August 1994) while Carolco evaluated alternative approaches to the project. As a result of Carolco's decision not to make CRUSADE when scheduled, an affiliate of Arnold Schwarzenegger made a claim for payment of the full fee that would have been payable for the acting services of Mr. Schwarzenegger. Pursuant to a settlement agreement with Mr. Schwarzenegger, Carolco has paid certain amounts to the affiliate of Mr. Schwarzenegger and assigned to an affiliate of Mr. Schwarzenegger all rights, title and interest in CRUSADE. If, during an approximately three-year period, Mr. Schwarzenegger obtains a commitment for production of the film, Carolco will receive reimbursement of a portion of its pre-production expenditures on the film and will participate in any future net profits of the film (as defined in the agreement). In the event Mr. Schwarzenegger's affiliate is unable to obtain a production commitment during such period, Carolco will have the exclusive right to reacquire all rights, title and interest in CRUSADE for an amount equal to the sum of (i) all out-of-pocket costs incurred by such affiliate in acquiring the rights to CRUSADE and
(ii) all actual out-of-pocket development costs incurred by such affiliate.

     As of December 31, 1994, Carolco paid a total of $13,231,000 in pre-production expenses for CRUSADE including capitalized interest and production overhead and amounts paid to the affiliate of Mr. Schwarzenegger.

     In 1994, the Company began pre-production of the motion picture SHOWGIRLS. Through October 1994, the Company incurred pre-production costs of approximately $9,626,000 in connection with SHOWGIRLS. See "- Interim Financing Arrangements" for a discussion of the subsequent sale of SHOWGIRLS. Also in 1994, Carolco began development of the motion picture LOLITA. Prior to December 1, 1994, the Company had incurred development costs of approximately $3,863,000 in connection with LOLITA. See "- Other Financing Arrangements" for a discussion of the subsequent sale of LOLITA.

     Carolco currently has one motion picture in production: CUTTHROAT ISLAND starring Geena Davis and Matthew Modine and directed by Renny Harlin. CUTTHROAT ISLAND commenced principal photography in October 1994 and is scheduled to be completed and available for release in the latter half of 1995; however, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released. The direct negative cost of CUTTHROAT ISLAND is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with CUTTHROAT ISLAND. On February 6, 1995, the limited partnership formed by Carolco to produce and distribute CUTTHROAT ISLAND ("Cutthroat Island LP") satisfied the conditions necessary for it to draw funds under a production loan (the "Production Loan") provided by a group of banks led by Berliner Bank AG (London Branch) and Credit Lyonnais Bank Nederland N.V. ("CLBN"). The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of CUTTHROAT ISLAND. In addition, through March 1995, $13,126,000 in proceeds from the Production Loan were provided directly to Cutthroat Island LP. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of CUTTHROAT ISLAND. Initial proceeds from the distribution of CUTTHROAT ISLAND will be used exclusively to repay the Production Loan. In addition, pursuant to the Standby Agreement funding, the Company received $7,500,000. See "- Standby Agreement Funding." These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

     As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1995. Moreover, because of the substantial capital requirements involved in the pre-production of CRUSADE, LOLITA and SHOWGIRLS and the pre-production and principal photography stages of CUTTHROAT ISLAND prior to Carolco's ability to borrow funds from the Production Loan, Carolco experienced significant liquidity constraints throughout the fourth quarter of 1994.

INTERIM FINANCING ARRANGEMENTS

     In order to alleviate the aforementioned liquidity constraints experienced by the Company in late 1994, in October 1994, Carolco consummated certain interim financing arrangements which provided Carolco with additional cash of approximately $18,500,000 (the "Interim Financing Arrangements"). The Interim Financing Arrangements consisted of the following transactions:

          (1) Carolco Production Services Inc., an indirect wholly-owned subsidiary of Carolco ("CPSI"), and Chargetex 6, S.A., an affiliate of the French company Chargeurs ("Chargetex"), entered into a Purchase and Sale Agreement dated as of October 18, 1994 whereby CPSI transferred to Chargetex all of its rights in the motion picture SHOWGIRLS, which commenced principal photography on October 23, 1994. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Chargetex and (ii) the assumption by Chargetex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. Approximately $8,898,000 was paid to Carolco by Chargetex upon closing of the transaction, and an additional $439,000 was paid in January 1995. CPSI will be entitled to a percentage of the adjusted gross receipts from the exploitation of the completed motion picture after Chargetex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

          (2) Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received a prepayment of approximately $6,700,000 from Pioneer arising from the video distribution in Japan of TERMINATOR 2: JUDGMENT DAY and theatrical, video and pay television distribution in Japan of CLIFFHANGER. The amounts from CLIFFHANGER were paid to Carolco pursuant to an agreement entered into by and among the co-producers of CLIFFHANGER.

          (3) Carolco and RCS entered into a Waiver, Assignment and Acknowledgment Agreement dated as of October 14, 1994 (the "RCS Waiver Agreement") whereby RCS waived certain conditions subject to which RCS was required to purchase 7% Notes on December 30, 1994 under the Standby Agreement. In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase a portion of Carolco's interest in the motion picture CUTTHROAT ISLAND for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio under the Co-Production Investments.

     On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from CLBN, discounted to yield an interest
rate of 5.4375% per annum.   As security for such loan, Carolco assigned to CLBN
its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes.

          (4) Carolco and Le Studio Canal+ (U.S.) ("Le Studio U.S.") entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions that were anticipated to be due to Carolco in late 1994 in connection with Carolco's serving as the foreign sales agent for the motion picture STARGATE. See "Item 13 - Certain Relationships and Related Transactions - Other Transactions with the Strategic Investors - Le Studio" for more a complete discussion of the arrangements with Le Studio U.S. regarding STARGATE.


STANDBY AGREEMENT FUNDING

     In December 1994 and January 1995, the Company consummated the following transactions with the Strategic Investors in accordance with the Standby Agreement.

     On December 12, 1994, Pioneer agreed to purchase in advance $5,000,000 in aggregate principal amount of 7% Notes. On December 30, 1994, Pioneer purchased the remaining $5,000,000 of 7% Notes as required under the Standby Agreement.

     On December 30, 1994, Cinepole purchased $7,500,000 in aggregate principal amount of 7% Notes. In addition, on December 30, 1994, LSC+ Investments Inc., a wholly owned subsidiary of Le Studio (U.S.) ("LSC+") and TCI purchased limited partnership interests in Cutthroat Island L.P. in exchange for $6,000,000 in accordance with the terms of the Standby Agreement. Pursuant to the partnership agreement, LSC+, TCI and an affiliate of Carolco are each entitled to receive a participation in certain revenues generated from the exploitation of CUTTHROAT ISLAND, following repayment of the Production Loan and the payment of (or establishment of reserves for) certain third party obligations, as follows. First, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues until LSC+ and TCI recoup their preferred return (which equals 10% per annum on their initial capital
contributions) plus their initial capital contributions.   Second, the Carolco
affiliate is entitled to receive all revenues until it recoups a distribution fee equal to 10% of the receipts from the distribution of the film in certain territories and an overhead reimbursement fee. Third, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues, until LSC+ and TCI have each received an amount equal to their capital contributions. Thereafter, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 5%, 3% and 92%, respectively, of remaining revenues.

     On January 19, 1995, RCS purchased a participation interest in CUTTHROAT ISLAND from an affiliate of Carolco in exchange for payment of $1,500,000, as contemplated by the Interim Financing Arrangements. Pursuant to its participation interest, RCS is entitled to receive payments from Carolco's affiliate when TCI and LSC+ receive distributions. RCS is to receive a percentage based upon dividing RCS' payment by the aggregate capital contributions of TCI and LSC+ pursuant to the partnership agreement described above.

OTHER FINANCING ARRANGEMENTS

     CPSI and Alphatex, an affiliate of the French company Chargeurs ("Alphatex"), entered into a Purchase and Sale Agreement dated as of December 1, 1994 whereby CPSI transferred to Alphatex all of its rights in the motion picture LOLITA. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Alphatex and (ii) assumption by Alphatex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. On December 2, 1994, approximately $3,826,000 was paid to Carolco by Alphatex upon closing of the transaction with additional amounts estimated to be less than $200,000 to be paid as accountings are provided to Alphatex. CPSI will be entitled to a percentage of adjusted gross receipts from the exploitation of the completed motion picture after Alphatex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

     Pursuant to certain distribution agreements with Tri-Star, certain payments were due to the Company or its affiliates from Tri-Star at December 31, 1994. See "The Business of Carolco - Distribution of Motion Pictures and Other Products." In February and March of 1995, Tri-Star paid approximately $14,147,000 pursuant to these distribution agreements.

CURRENT OBLIGATIONS OF THE COMPANY

     CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under a credit facility with CLBN acting as agent and lender (the "Existing Carolco Credit Facility") as of the date hereof. The maturity date of the loan under the Existing Carolco Credit Facility, which is secured by substantially all of Carolco's assets, is September 30, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the Existing Carolco Credit Facility. Repayment of the Existing Carolco Credit Facility, without a replacement facility, would have a severe adverse effect on the operations and financial viability of Carolco.

     In August 1992, Carolco entered into an agreement with the Screen Actors Guild, the Director's Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of December 31, 1994, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $10,025,000, including accrued interest at 3-month LIBOR, plus 1% per annum. On January 30, 1995, the Company paid $3,285,000 to the Guilds, representing payment of the October 1994 installment, plus accrued interest thereon. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional $600,000 due on October 1, 1996. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

     In addition to the Guild Note, the Company has on-going obligations to the Guilds, the American Federation of Musicians ("AFM") and the International Alliance of Theatrical Stage Employees ("IATSE") for amounts owed under similar collective bargaining agreements. In February 1995, the Company paid approximately $3,000,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994. The amount of residual obligations to be paid for each quarter of 1995 will be determined by the amount of cash receipts received by the Company in 1995.

     In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with motion picture talent (actors, directors, producers, writers) and co-production investors (collectively, the "Participants") whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At December 31, 1994, the Company had recorded present and future obligations of approximately $22,400,000 in connection with various Participants' contingent compensation arrangements. Additional contingent compensation obligations will be recorded in 1995 based on the film revenues recognized by the Company in 1995.

     Semi-annual interest of approximately $3,261,000 on the New Senior Notes and the New Senior Subordinated Notes is due on April 15 and October 15 of each year. Semi-annual interest of approximately $224,000 on the 13% Notes is due on June 1 and December 1 of each year.

     The Company has announced that it will not make the interest payments on the New Senior Notes and New Senior Subordinated Notes when such payments are due on April 15, 1995. As noted above, such interest payment is approximately $3,261,000. If the Company does not make either interest payment prior to the 30-day grace period provided in the indenture governing such issue of indebtedness, the indebtedness under such indentures could be accelerated. The Company currently has $41,521,500 and $13,431,700 in principal amount outstanding under the New Senior Notes and the New Senior Subordinated Notes, respectively. If either of the New Senior Notes or the New Senior Subordinated Notes were accelerated, it would cause defaults under other debt obligations of the Company, subject to any applicable grace periods, permitting such indebtedness to be accelerated as well. If such obligations were accelerated, the Company would not have sufficient funds to satisfy the obligations unless it received additional funds, and would be unable to continue to operate as a going concern.

GOING CONCERN ISSUES

     The Company anticipates that it will continue to experience losses through 1995. During the next 12 months, the Company will not have sufficient cash resources and financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which will allow it to continue to operate as a going concern.

     The plan being considered by the Company includes a combination of the following: the sale of certain assets; identifying and securing new equity investments and/or sources of financing; negotiating more advantageous distribution arrangements which would finance at least 100% of the development, production and distribution of new films; and restructuring the Company's outstanding obligations either outside of a Chapter 11 Bankruptcy filing, or within a Chapter 11 Bankruptcy filing (including a possible prenegotiated plan).

     If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. In addition, if the obligations described above under "- Current Obligations of the Company" are accelerated, the Company would not have sufficient funds to satisfy such obligations. The consolidated financial statements as of and for the year ended December 31, 1994 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

PROPOSED BUSINESS COMBINATION WITH LIVE ENTERTAINMENT INC.

     Carolco, LIVE and Carolco Acquisition Corp., a wholly owned subsidiary of LIVE ("CAC"), entered into an Agreement and Plan of Merger dated as of August 10, 1994 (the "Merger Agreement") providing for a business combination of Carolco and LIVE. The Merger Agreement provided, among other things, that CAC would be merged with and into Carolco (the "Merger") with Carolco as the surviving corporation continuing as a wholly-owned subsidiary of LIVE. On October 13, 1994, LIVE, CAC and Carolco entered into a Termination Agreement (the "Termination Agreement") providing for the termination of the Merger Agreement and the abandonment of the proposed Merger contemplated thereby. The Termination Agreement also provides for the termination of all rights and obligations of the parties under the Merger Agreement and the mutual release by the parties of all claims of any kind or nature, by reason of or with respect to the Merger Agreement. Expenses of $1,767,000 relating to the proposed Merger were charged to expense during the year ended December 31, 1994.

                             THE BUSINESS OF CAROLCO

MOTION PICTURE STRATEGY

     Since Carolco's initial public offering of its equity securities in 1986, Carolco's principal strategic objective has been to produce several major "event" motion pictures for worldwide release each year with well-known creative elements and broad-based commercial appeal. Carolco initially produced from four to six such major "event" motion pictures per year, but has been forced to reduce such number in recent years due to increasing financial constraints. Such major "event" motion pictures typically involve direct negative costs (excluding capitalized interest and overhead) substantially in excess of $35,000,000 per motion picture. Management selects these motion pictures, which typically feature major film stars and/or directors and high quality production values, with a view toward their broad appeal to the largest segment of the motion picture audience in both the United States and abroad.

     Carolco leases certain rights in its motion pictures in exchange for a share of the receipts derived from the exploitation of such rights. In most cases, Carolco receives advances and guarantees against its share of such receipts. Carolco's strategy of obtaining commitments for advances and guarantees early in the production process and, in most cases, before the start of actual production, enables Carolco to minimize some of the financial risks normally associated with motion picture production. Carolco attempts to obtain such advances and guarantees in an amount equal to a substantial percentage of the aggregate direct negative cost of each film. In the past, the advances and guarantees obtained by Carolco prior to the production of its films allowed Carolco to use commercial bank financing (both under its former revolving credit facility and single picture production loans) for a significant portion of the costs of motion picture production. The commercial bank financing has been secured by such advances. See "- Motion Picture Production - Advances and Guarantees."

     Carolco had no motion pictures theatrically released in 1994. There is currently only one motion picture, CUTTHROAT ISLAND, in production and several projects in various stages of development. There can be no assurances that sufficient funds will be available to complete development or to produce any of the projects in development. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Carolco's arrangements with theatrical distributors - MGM in the United States, Canada and select international territories, and other distributors in significant theatrical territories around the world - also require such distributors to spend significant amounts on costs associated with the theatrical release of the pictures. These arrangements reduce the risk to Carolco associated with the failure of any particular picture to perform at the box office since Carolco does not pay for most of the releasing costs. However, in the case of the MGM Distribution Agreement, which took effect upon the expiration of Carolco's former agreement with Tri-Star, MGM is entitled to recoup these expenditures from box office receipts, from receipts generated by other media and, under certain circumstances, directly from Carolco. The distribution arrangements also provide collateral for production financing as discussed above. These arrangements may however, limit the benefit Carolco can derive from successful films.

DISTRIBUTION STRATEGY

     Since 1992, Carolco has focused its business strategy on motion picture production. Carolco has theatrically released three motion pictures since the beginning of 1992, BASIC INSTINCT, theatrically released in March 1992, CHAPLIN, theatrically released in December 1992, and CLIFFHANGER, theatrically released in May 1993. Carolco has no present intention to expand its distribution capabilities into ancillary media or markets.

     Carolco's strategic approach to certain "ancillary" markets can be summarized as follows:

          HOME VIDEOCASSETTE DISTRIBUTION. Since 1987, Carolco has conducted most of its home videocassette distribution activities through LIVE Home Video Inc. ("LHV"), a subsidiary of LIVE, pursuant to an exclusive output agreement which currently covers motion pictures produced or controlled by Carolco on which principal photography has commenced prior to July 31, 1995, or for which LHV has paid an advance to Carolco prior to such date. Subsequent to July 31, 1995, the home videocassette distribution of any motion pictures produced by the Company will be negotiated by the Company with LHV or other home videocassette distributors on a picture by picture basis.

          FOREIGN MOTION PICTURE LEASING. Over the years, CII, a wholly owned subsidiary of Carolco, which was initially formed as CINV, has built a network of relationships with theatrical, videocassette and television distributors in territories outside of the United States. CII has been able to obtain advances and guarantees for motion pictures of Carolco that are sufficient to cover a substantial portion of the cost of producing these motion pictures. Carolco has also entered into alliances with certain companies that provide in part for the grant to such companies of rights to distribution of Carolco's films in certain territories. See "-
     Distribution of Motion Pictures and Other Products - Foreign Leasing Operations."

          TELEVISION DISTRIBUTION. Through 1991, Carolco licensed its network and syndication television rights through its wholly owned subsidiary, CTI. In 1992, CTI sold its feature film library of United States television rights to Worldvision Enterprises, Inc. ("Worldvision") and substantially curtailed its operations. Pursuant to the Restructuring, the domestic and certain of the foreign television syndication rights to Carolco's future motion pictures (including CUTTHROAT ISLAND) were granted to MGM under the MGM Distribution Agreement. Also in connection with the Restructuring, Carolco entered into a domestic pay television agreement with Encore Media Corporation ("Encore"), an affiliate of TCI, pursuant to which Carolco has granted to Encore certain exclusive domestic pay television rights to Carolco's motion pictures which have their initial domestic theatrical release from January 1, 1994 through December 31, 1997.

MOTION PICTURE PRODUCTION

     1994 RELEASES

     Carolco did not theatrically release any motion pictures in 1994. Production of WAGONS EAST, which commenced principal photography in December 1993, was interrupted in March 1994 due to the untimely death of its starring actor, John Candy. Carolco subsequently entered into an arrangement with the insurance carrier on the film pursuant to which Carolco transferred substantially all of its interest in the film to an affiliate of LIVE and completed production of the film on behalf of such affiliate. See "Recent Developments - Liquidity and Going Concern Issues - Motion Picture Production."

     PRODUCTION AND DEVELOPMENT

     Carolco currently has only one motion picture, CUTTHROAT ISLAND, in production which it intends to release in 1995. CUTTHROAT ISLAND, starring Geena Davis and Matthew Modine and directed by Renny Harlin, began principal photography in October 1994. The direct negative cost of CUTTHROAT ISLAND is anticipated to be in excess of $80,000,000. Carolco financed production of CUTTHROAT ISLAND in part through the Co-production Investments and Production Loan. See "Recent Developments - Liquidity and Going Concern Issues - Motion Picture Production." Principal photography of CUTTHROAT ISLAND has been completed and Carolco believes that the film will be released in the latter half of 1995, however, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released.

     Carolco has several projects in various stages of development. There can be no assurances that sufficient funds will be available to complete development or to produce any of the projects in development. See " Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

     Carolco previously entered into agreements with certain corporations controlled by Sylvester Stallone, formerly a director of Carolco, which provide, among other things, that Mr. Stallone will star in four motion pictures for Carolco, one of which may be RAMBO IV. The first film, CLIFFHANGER, has been theatrically released. The other films are to be mutually approved by the parties. There can be no assurance, however, that any Stallone picture after CLIFFHANGER will be produced or delivered to Carolco. There currently exist certain disputes between Carolco and Mr. Stallone regarding these agreements, which Carolco believes will be resolved to the mutual satisfaction of the parties. However, there can be no assurances that such resolution will be reached.

     Carolco does not maintain a substantial staff of creative or technical personnel. Management believes that, together with properties that Carolco currently controls, sufficient motion picture properties and creative and technical personnel (such as screenwriters, directors and performers) are available in the market at acceptable prices to enable Carolco to produce motion pictures, at the level of commercial quality Carolco requires.

     ADVANCES AND GUARANTEES

     Carolco attempts to obtain lease agreements for the exploitation of its motion pictures in various media and markets worldwide ("pre-sales") prior to the initial theatrical release and, in most cases, prior to commencement of production, of its motion pictures. Under these agreements Carolco attempts to obtain such advances and guarantees in an amount equal to a substantial percentage of the aggregate direct negative costs of the pictures. See "- Distribution of Motion Pictures and Other Products - Foreign Leasing Operations." Pre-sales allow Carolco to minimize some of the financial risks associated with production costs while retaining a right to share in distribution revenues. These advances and guarantees are generally payable in part on delivery of the motion picture and in part when the motion picture is available for distribution in the applicable media or territory. In certain territories, these pre-sales are pursuant to agreements with certain of the Strategic Investors.

     In most cases, Carolco obtains letters of credit, bank letters or other collateral acceptable to the production lenders to secure advances and guarantees from its lessees. These letters of credit, bank letters or other collateral acceptable to the production lenders serve two purposes: first, as a means of ensuring that the advance will be paid when due, and second, as a form of collateral which can be used by Carolco to obtain more favorable financing than would otherwise be available. As of December 31, 1994, Carolco had received approximately $994,000 in deposits on canceled licensing agreements and on certain films which Carolco may not produce. Carolco will attempt to credit such advances to other films to be produced by Carolco, but may have to return these advances.

     Pursuant to the financing arrangements with respect to Carolco's motion pictures, Carolco is generally required to obtain "over-budget" guarantees (also known as completion bonds) for its films. If Carolco is unable to obtain such completion bonds or other similar insurance, Carolco may be required to find alternative financing arrangements or it may be unable to commence production of one or more motion pictures.

DISTRIBUTION OF MOTION PICTURES AND OTHER PRODUCTS

     DOMESTIC THEATRICAL DISTRIBUTION

     GENERAL. The theatrical distribution of motion pictures involves the manufacture of release prints indirectly from the original negative, the promotion of the motion pictures through advertising and publicity campaigns and the licensing and booking of motion pictures to theatrical exhibitors. Expenditures on the manufacture of release prints for U.S. theatrical release can often range from $1,000,000 to over $4,000,000. In March 1991, Carolco and Technicolor, Inc. ("Technicolor"), a leading supplier of film processing and videocassette production services, entered into an agreement pursuant to which Carolco and its affiliates agreed to use Technicolor's film processing services for a term of at least seven years. Expenditures for advertising and publicity for U.S. theatrical release are substantial and can range from $12,000,000 to in excess of $20,000,000 (depending on the picture's prospects and initial results). The magnitude of the promotional advertising campaign may have a material effect on the revenues realized from the theatrical release of a motion picture. There is, however, not always a direct correlation between amounts spent on advertising for any particular film and the revenues realized from that film. In addition, the ability to distribute a picture during peak exhibition seasons, including holiday periods and at the beginning of summer, may affect the theatrical success of the picture. Moreover, because exhibitors, rather than the distributors, typically control exhibition prices for motion pictures, revenues realized from a particular film depend on the level of acceptance for a motion picture and the size of the audience it generates. As a result of the foregoing, a producer cannot pass on the cost of higher budget motion pictures to the consumer. When the cost of release prints and expenditures for advertising and publicity are advanced by third parties, such costs and expenditures are often recouped by such third party from the first receipts of the picture. As a result of (i) such third party recoupment, (ii) the share of box office receipts retained by the theaters and (iii) distribution fees, Carolco's share of the gross box office receipts of any picture are only a portion of box office receipts.

     MGM. In connection with the Restructuring, Carolco entered into the MGM Distribution Agreement with MGM with respect to certain domestic theatrical and non-theatrical rights, and specified U.S. television rights. In addition, Carolco entered into an agreement with respect to specified foreign territories. The MGM Distribution Agreement took effect in the case of domestic theatrical and certain other rights, upon the December 31, 1993 expiration of Carolco's prior distribution agreement with

Tri-Star and, in the case of certain other rights subject to the agreement, when the current agreements relating to such rights expire. Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories those Carolco motion pictures which meet certain criteria until the later of delivery of all qualifying pictures which commence principal photography prior to 60 months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs associated with the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing prints for United States theatrical release and marketing and advertising costs for such release, unless Carolco elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter. MGM will be entitled to recoup these print and advertising expenditures from 100% of the theatrical and non-theatrical gross receipts for a covered picture after it has received its distribution fee. To the extent these receipts are not sufficient for MGM to recoup these expenditures, MGM will be entitled to recoup any shortfall from receipts generated by other specified media and, under certain circumstances, directly from Carolco. Except for the first motion picture distributed by MGM under the MGM Distribution Agreement, Carolco is required to guarantee its obligation to pay this shortfall with a letter of credit.

     In addition to domestic theatrical and non-theatrical (i.e. airlines, military, etc.) rights, MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, Carolco has entered into an agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. Carolco has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

     TRI-STAR. Since 1984, the Company and its predecessors contracted with Tri-Star for domestic theatrical release of major "event" motion pictures.
Under that agreement with Tri-Star, Tri-Star agreed to distribute all of the Company's major "event" motion pictures which commenced principal photography prior to December 31, 1993. Tri-Star agreed to pay the Company advances for, and to spend significant amounts on costs for, the initial theatrical release of each picture covered by the agreement. In addition, the Company was entitled to a share of Tri-Star's gross receipts in excess of certain predetermined levels calculated on a picture-by-picture basis. Under the Tri-Star Agreement, the Company was obligated to pay for the cost of manufacturing release prints for U.S. theatrical release, although Tri-Star advanced to the Company the cost for release prints of BASIC INSTINCT, UNIVERSAL SOLDIER and CHAPLIN, which advances were recoupable from amounts due to the Company under the Tri-Star Agreement. WAGONS EAST, which commenced principal photography in December 1993, was the last motion picture to be theatrically distributed under the Tri-Star Agreement.

     HOME VIDEO MARKETING AND DISTRIBUTION OPERATIONS

     Pursuant to a series of agreements (collectively, the "Domestic Video Output Agreement"), Carolco granted to LHV domestic home video rights to Carolco feature films (except CLIFFHANGER and IRON EAGLE III) on which principal photography commenced prior to July 31, 1995 or for which LHV has paid an advance to Carolco prior to such date. Canadian home video rights were not granted to LHV in the case of several films produced by Carolco. In consideration for the rights granted by Carolco, LHV agreed to pay Carolco certain advances for each picture. These advances are recoupable from LHV's net receipts from video distribution of the pictures. LHV is entitled to cross-collateralize both net receipts from groups of pictures and advances on subsequent groups of pictures in order to ensure that it earns a certain minimum overall distribution fee on each group of films. There is a corresponding upper limit on the total gross distribution fee that LHV can earn on each group of films. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. In 1993, LHV released the Carolco titles CHAPLIN and DARK WIND. In 1994, no Carolco titles were released by LHV.

     CINV entered into an agreement with an affiliate of LIVE pursuant to which LIVE's affiliates acquire home video rights in the German-speaking European markets for most Carolco films for which principal photography has commenced or for which LHV paid an advance prior to July 31, 1995 (the "German Output Agreement"). In consideration for the rights granted by Carolco, the LIVE affiliate agreed to pay CINV certain advances for each picture, which advances are recoupable from the net receipts from distribution of such films. The LIVE affiliate is entitled to receive a minimum overall distribution fee on each film. There is a corresponding upper limit on the total gross distribution fee that the LIVE affiliate can earn on each film. "Net receipts" generally are the wholesale receipts of the LIVE affiliate or its designated subsidiaries, less certain expenses such as marketing and costs of manufacturing.

     Upon the expiration of these arrangements, the home video cassette distribution of any motion picture produced by the Company will be negotiated by the Company with LHV or other home video-cassette distributors on a picture by picture basis.

     In January 1995, in order to settle disputes between them with respect to the United States and Canadian video distribution rights to the film CUTTHROAT ISLAND, LIVE and Carolco agreed that CUTTHROAT ISLAND would not be subject to the Domestic Video Output Agreement or the German Output Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to CUTTHROAT ISLAND in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement whereby LIVE would no longer have certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, Carolco paid $3,500,000 to LIVE.

     DOMESTIC TELEVISION DISTRIBUTION

     GENERAL. Television distribution includes distribution to pay television, network television and non-network free television (basic cable and television syndication) .

     PAY TELEVISION. Pay television services (e.g., Showtime and Home Box Office, Inc. ("HBO") ) usually license pictures for initial exhibition commencing 12 to 18 months after initial domestic theatrical release, as well as for subsequent showings. Carolco has entered into a domestic pay television agreement with Encore, an affiliate of TCI, pursuant to which Carolco has granted to Encore certain exclusive domestic pay television rights to Carolco's motion pictures which have their initial domestic theatrical release from January 1, 1994 through December 31, 1997. Encore has the right to extend this term until the later of December 31, 1998 or the delivery to Encore of 20 films
which meet criteria set forth in the agreement.   If Encore exercises this
option, there will be an increase in certain license fees payable to Carolco. Under the agreement, Encore will pay Carolco for each film delivered to Encore a license fee based on U.S. theatrical film rentals derived during the 12 month period following such film's initial domestic theatrical release. Encore has also been granted, for a designated license fee, certain exclusive domestic television rights in up to four of Carolco's motion pictures which have been licensed to TCI for pre-theatrical pay-per-view broadcast.

     PAY-PER-VIEW TELEVISION. In the past, pay-per-view rights have been granted solely for pay-per-view "windows" after the domestic theatrical release of a motion picture. Carolco has entered into an agreement contemplating potential pre-theatrical pay-per-view broadcasts by TCI of up to four of Carolco's future motion pictures, with such pictures subject to mutual approval by TCI and Carolco (the "Pay-Per-View Agreement"). The Pay-Per-View Agreement provides for such films to be shown on a pay-per-view basis on the weekend prior to domestic theatrical release. Because any films that are to be subject to the Pay-Per-View Agreement are subject to the mutual approval of TCI and Carolco, there can be no assurance that any films will be delivered to TCI under the Pay-Per-View Agreement.

     NETWORK TELEVISION. The television networks, such as CBS, NBC, ABC and Fox, license some films for a limited number of televised showings during a period usually commencing 30 to 36 months after the initial theatrical release of the film. In recent years, motion picture producers and distributors have not been able to realize substantial value from the license of network television rights to motion pictures; however, Carolco believes that the broad commercial appeal of certain of its major "event" motion pictures will enable Carolco to obtain licenses of network television rights to any of these pictures that are produced. Films that are theatrically distributed by MGM under the MGM Distribution Agreement will also be distributed by MGM in the network television marketplace.

     NON-NETWORK FREE TELEVISION. Producers may license the right to broadcast a picture directly on local commercial television stations or basic cable systems throughout the United States, usually for a period commencing 30 to 36 months after initial theatrical release of the picture in the event that there is no network television release. If the picture is released on network television, such license period usually commences 6 to 8 years after initial release of the picture. With the exception of CLIFFHANGER, films released theatrically prior to January 1, 1994 were distributed to the domestic non-network free television marketplace by CTI. In 1992, CTI sold its feature film library of United States television rights to Worldvision. It also sold certain receivables to Sun Life Insurance Company of America. The assets sold by CTI to Worldvision and Sun Life represented substantially all of the United States television distribution operating assets and receivables of CTI. Films that are theatrically distributed by MGM under the MGM Distribution Agreement will also be distributed by MGM in the domestic free television marketplace.

     FOREIGN LEASING OPERATIONS

     Carolco leases, or arranges for distribution of its own motion pictures in foreign countries. In the past, foreign distribution was conducted by Carolco through its subsidiary, CINV, with offices and employees in Curacao, Netherlands Antilles and in Zurich, Switzerland. As a result of the domestication of CINV (which now operates as CII), CII no longer has offices or employees outside of the United States. Carolco licenses its films directly to distributors in foreign territories. CII continues to market rights to Carolco's previous films in foreign territories.

     Tri-Star was granted certain distribution rights in certain foreign territories with respect to Carolco's motion pictures which began principal photography prior to delivery of CLIFFHANGER. The territories typically included Latin America and Africa and have sometimes included Scandinavia, France, Spain and Australia/New Zealand. Tri-Star paid an advance against Carolco's share of receipts in these particular territories separate from and not cross-collateralized with advances on domestic theatrical receipts. The rights granted were typically theatrical and video, but some recent grants included television rights. Carolco has entered into an agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. Carolco has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

     Carolco has also entered into strategic alliances with certain companies that provide in part for the grant to such companies of rights to distribute Carolco's films in certain territories. CII has entered into arrangements with Le Studio and Pioneer which grant them first negotiation rights to certain distribution rights in France and certain other French-speaking territories and Japan, respectively. Carolco has also entered into an agreement with an affiliate of RCS for distribution rights in Italy for pictures whose principal photography commences after March 31, 1993. See "Certain Relationships and Related Transactions - Transactions with Strategic Investors."

     In addition, Neue Constantin Film GmbH & Co. Verleih KG ("Neue Constantin"), a leading theatrical distribution company in Germany, and its affiliates, entered into agreements in September 1991 with Carolco and CINV regarding the purchase of shares of Carolco's Common Stock and licensing of certain rights. An affiliate of Neue Constantin and CINV entered into an Output Agreement commencing in September 1991 under which Neue Constantin is to acquire theatrical and non-theatrical distribution rights in Germany and Austria to 20 motion pictures produced or acquired by Carolco, excluding films previously licensed in that territory.

     Carolco's theatrical licensing agreements in a number of foreign territories provide for the granting of video and television distribution rights in such territories in the event that advances and guarantees and distribution costs paid pursuant to such agreements are not recouped from revenues derived from theatrical distribution.

     See Note M to Carolco's 1994 Consolidated Financial Statements for certain geographical information regarding the Company's operations.

OPERATION OF MOTION PICTURE STUDIO

     Carolco Studios Inc. (Delaware) ("CSI"), owns all of the capital stock of Carolco Studios Inc., a North Carolina corporation, which owns and operates a 32-acre, eight sound stage studio facility located in Wilmington, North Carolina ("Carolco Studios"). Prior to December 30, 1993, Carolco owned approximately 35% of the common stock and 70% of the total equity of CSI. Carolco acquired its interest in CSI in 1990 under an acquisition agreement that was part of the Plan of Reorganization of DeLaurentiis Entertainment Group Inc. ("DEG"), which was confirmed by the U.S. Bankruptcy Court in 1990. On December 1, 1993, pursuant to the requirements of the acquisition agreement under which Carolco acquired its interest in CSI, Carolco commenced a call of all of the shares of CSI common stock not owned by Carolco. Under the DEG Plan of Reorganization, each share of CSI not owned by Carolco was accompanied by a put ("the DEG Puts") which entitled the holder, upon commencement of the call, to either (i) tender such holder's puts to Carolco for $0.01 per DEG Put and retain the related CSI share or (ii) tender such holder's DEG Puts and related CSI shares to Carolco for $0.7652 per CSI share and related DEG Put. Carolco simultaneously commenced an offer to purchase all of the issued and outstanding warrants of CSI, each of which entitles the holder to acquire one share of CSI common stock for $1.80 per share at any time prior to May 15, 1995. Carolco acquired 9,504,153 shares of CSI common stock, 515,847 DEG Puts, and 9,026,725 warrants under the call and warrant offer for a total of approximately $7,368,000. Of this amount, approximately $6,996,400 was paid with Carolco funds held by the liquidation estate created by the order confirming the DEG Plan of Reorganization (the "DEG Liquidation Estate") as security for Carolco's call obligation; approximately $281,300 was paid by the DEG Liquidation Estate pursuant to a settlement agreement between Carolco and the DEG Liquidation Estate under which Carolco released certain claims it had against the DEG Liquidation Estate in return for such payment; and approximately $90,300 was paid by Carolco. Upon expiration of the call all untendered DEG Puts expired. As a result of the call and a subsequent purchase of CSI Stock, as of December 31, 1994 Carolco owned approximately 99.5% of the outstanding common stock of CSI and 90% of the warrants.

     Approximately 18 feature-length motion pictures, three television mini-series, six television series and 20 motion pictures made for television have been filmed at Carolco Studios since Carolco acquired its interest in CSI in 1990. One of the feature-length motion pictures, RAMBLING ROSE, was produced by a subsidiary of Carolco. All other productions were produced by unaffiliated third parties which retained the services of Carolco Studios.

MAJOR CUSTOMERS

     In 1994, there were three customers which accounted for more than 10% of Carolco's consolidated film revenues: Pioneer (21% or $11,215,000); ABC/Capital Cities (15% or $8,250,000) and Tri-Star (12% or $6,500,000). In 1993, there were three customers which accounted for more than 10% of Carolco's consolidated film revenues: LHV (10% or $10,331,000); Hermes Synchron (11% or $10,975,000) and
Showtime (18% or $18,975,000). In 1992, there was one customer which accounted for more than 10% of Carolco's consolidated film revenues: Tri-Star (15% or $40,336,000). See Note M of Carolco's Notes to the Consolidated Financial Statements.

EMPLOYEES

     At March 31, 1995, Carolco employed a total of 54 full-time employees (not including 25 employees at Carolco Studios).

     Certain subsidiaries of Carolco are subject to the terms in effect from time to time of collective bargaining agreements with the Guilds, AFM and IATSE. A strike, job action or labor disturbance by the members of any of these organizations may have a material adverse effect on the production of a motion picture within the United States. Carolco believes that its current relationship with its employees is satisfactory. See "Recent Developments - Liquidity and Going Concern Issues - Current Obligations of the Company" for a description of certain amounts owed to the Guilds, AFM and IATSE.

REGULATION

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976. Carolco believes it takes appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for Carolco pictures under the laws of applicable jurisdictions. In addition, Carolco and its predecessors have registered or applied to register the trademark RAMBO and TERMINATOR 2 in most nations and certain related trademarks in the United States and around the world and intend to secure, protect and maintain these trademarks under the laws of certain jurisdictions. Management is aware of reports of extensive unauthorized misappropriation of video cassette rights to motion pictures, which may include Carolco pictures. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association (the "MPAA"), operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action is brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions. Additionally, LIVE, the licensee of certain of Carolco's video rights, is a member of the MPAA Coalition Against Video Theft. Any reports of such theft are investigated by coalition investigators. Again, depending upon the results of these investigations, appropriate legal action is taken, including both seizure of the pirated videocassettes and the filing of criminal charges.

     Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted or be effective. If enacted, such actions could impact the amount of revenue that the Company realizes from the international exploitation of its motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or not successful, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.


     The Code and Ratings Administration of the MPAA assigns ratings for age-group suitability for theatrical distribution of motion pictures. Carolco has followed and currently intends to follow the practice of submitting its pictures for such ratings. In addition, United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. Management's current policy is to produce motion pictures for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories. There can be no assurance, however, that current and future restrictions on the content of Carolco's pictures may not limit or affect Carolco's ability to exhibit certain of its pictures in certain jurisdictions.

COMPETITION

     Motion picture production and distribution are highly competitive businesses. The competition comes from both companies within the same business and companies in other entertainment media. Carolco competes with several "major" film studios, such as Paramount Communications; MCA/Universal; Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures); Twentieth Century Fox; Time Warner; MGM/UA Inc. and The Walt Disney Company, which are dominant in the motion picture industry as well as numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Carolco's typical costs of producing a motion picture (its average negative cost) have substantially exceeded the industry average, as reported by the MPAA, which average has grown from $23,000,000 in 1989 to over $34,000,000 in 1994, an increase of 48%. Many of Carolco's competitors have significantly greater financial and other resources than does Carolco.

     The entertainment industry in general, and the motion picture industry in particular, are undergoing significant changes, primarily due to technological developments. Although these developments have resulted in the availability of alternate and competing forms of leisure time entertainment, including pay/cable television services and home entertainment equipment such as videocassettes, video discs, video games and computers, such technological developments have also resulted in the creation of additional revenue sources through the licensing of rights with respect to such new media, and potentially could lead to future reductions in the cost of producing and distributing motion pictures. The theatrical success of a motion picture remains, however, a crucial factor in generating revenues in other media (videocassettes and television). Given the rapidity of technological development, shifting consumer tastes, and the popularity and availability of other forms of entertainment, it is impossible to predict what effect these factors will have on the potential overall revenue for feature-length motion pictures. Because Carolco's films compete with motion pictures produced by other companies, the success of any of Carolco's films is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other films released into the marketplace at or near the same time.

ITEM 2. PROPERTIES

PROPERTIES

     Prior to March 29, 1995 Carolco owned the building housing its corporate headquarters in Los Angeles, California. In March 1988, Carolco entered into a $12,000,000 mortgage loan on its headquarters building with Equitable Life Assurance Society of the United States ("Equitable"). The mortgage loan had an interest rate of 10% and was payable in monthly installments beginning March 1990 based upon an assumed 30 year amortization of principal. The mortgage provided for a balloon payment of the outstanding principal amount (approximately $11,500,000) on March 1, 1995.

     The mortgage loan, which was non-recourse to Carolco, was sold by Equitable to Dolphinshire, L.P. ("Dolphinshire"), an entity unaffiliated with Carolco, on March 29, 1995. Immediately thereafter, Carolco transferred the building to Dolphinshire in full satisfaction of the mortgage loan outstanding. Immediately following the transfer of ownership to Dolphinshire, Carolco and Dolphinshire entered into a lease agreement pursuant to which Carolco leased a majority of the office space in its headquarters building for a term of ten years with two five year renewal options. Carolco has the right, however, to terminate the lease after five years without penalty.

     Carolco owns a smaller building located near its corporate offices. In addition, Carolco Studios owns and operates a 32-acre studio facility located in North Carolina.

ITEM 3. LEGAL PROCEEDINGS

     BUSINESS COMBINATION LITIGATION:

     On March 24, 1994, a complaint was filed the same day that Carolco and LIVE signed a Letter of Intent with respect to the Merger of the two companies. See " Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." This purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County, by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleged, among other things, that the defendants violated their fiduciary duties owed to LIVE stockholders in connection with the Merger. Plaintiffs sought a preliminary and permanent injunction enjoining the Merger under its then current financial terms; an open market auction of LIVE; to the extent the Merger was consummated prior to the entry of a final judgement in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of defendant's alleged conduct; and attorney's fees and expenses.
Since the Merger Agreement between Carolco and LIVE was terminated, this action was dismissed on October 28, 1994.

     SETTLEMENT OF PURPORTED DERIVATIVE ACTION:

     On November 22, 1991, the United States District Court for the Southern District of California ("U.S.D.C.") approved a settlement agreement executed by the parties to the purported derivative actions against certain directors and former directors of Carolco originally filed on September 25, 1990 by Arthur-Magna, Inc., an alleged stockholder of Carolco ("Magna"), in connection with the October 1990 purchase by a wholly owned subsidiary of Carolco of 3,461,538 shares of Carolco Common Stock for $13.00 per share from Carolco Investments B.V. ("New CIBV"), a company affiliated with Mario F. Kassar, Chairman of the Board of Directors of Carolco (the "Stock Purchase Transaction").

     The settlement consisted of three principal elements: (1) a guarantee by Mario Kassar and New CIBV (the "Guarantee") of an undertaking by Carolco that, between March 25, 1991 and March 25, 1993, Carolco would have sold Carolco Common Stock or comparable securities in an aggregate of $41,090,000 plus interest at prices no less than the prices involved in the Stock Purchase Transaction; (2) the agreement of New CIBV to eliminate a warrant received in the Stock Purchase Transaction and to relinquish certain subscription rights and
(3) a series of corporate governance changes, including the replacement of the then current independent committee of the Board of Directors of Carolco and the establishment of certain restrictions on transactions between Mario Kassar or New CIBV and Carolco for at least five years.

     In August 1993, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment of the lower court approving the settlement. The time within which to petition the U.S. Supreme Court for review of the judgment expired on November 24, 1993. As of March 25, 1993, Carolco had sold shares of Carolco Common Stock or comparable securities (as permitted by the settlement stipulation) in an aggregate of $37,000,016 at prices at least equal to $13.00 per share. Mr. Kassar and New CIBV satisfied the Guarantee by tendering 1,490,943 shares of Carolco Common Stock to Carolco, which included 300,769 shares held in trust by Carolco on behalf of New CIBV as security for the Guarantee. Gordon Luce, Hector P. Dowd and Joseph A. Scudero, all of whom were appointed to the Carolco Board of Directors on February 14, 1994, are the three new independent directors required under the terms of the settlement.

     CLASS ACTION LITIGATION:

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against Carolco, LIVE and certain of Carolco's and LIVE's past and present executive officers and directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and LIVE's Forms 10-K for the year ended December 31, 1990, in their 1990 Annual Reports and in their Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (ii) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman Enterprises Incorporated to Handleman Company in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under
Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further in April 1992, an amended complaint was filed in the consolidated action, (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV, Pioneer and Le Studio), directors and former directors of Carolco (Messrs.
Frans Afman, Rene Bonnell, Satoshi Matsumoto, and Ryuichi Noda) and a lender to Carolco. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a second amended complaint was filed in the consolidated action expanding the allegations against certain directors, a lender to Carolco and Pioneer. On April 19, 1993, the Court granted Pioneer's Motion to Dismiss the second amended complaint as against Pioneer.

     In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against Carolco, LIVE and certain executive officers and directors of Carolco and LIVE. The Delaware complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April 1992, this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. The purported class action complaints do not contain a damage claim of any specific dollar amount.
Discovery has commenced, including the taking of depositions.   See Note L of
Carolco's Notes to the Consolidated Financial Statements.

OTHER LITIGATION:

     On December 1, 1992, Parafrance Communication, S.A. and Paravision International S.A. filed identical lawsuits in Los Angeles County Superior Court and the United States Bankruptcy Court, Central

District of California, against Carolco and certain of its affiliates for (i) breach of contract, (ii) fraud and (iii) unjust enrichment with respect to the motion pictures THE PRODUCERS, DARLING and BILL AND TED'S EXCELLENT ADVENTURE as a result of the alleged failure by DEG to deliver certain rights in such pictures to the plaintiffs under a 1990 Asset Purchase Agreement. In connection with its acquisition of DEG as part of the DEG Plan of Reorganization, Carolco became a party to the 1990 Asset Purchase Agreement pursuant to which DEG sold its feature film library to Parafrance. The State Court action was removed to the Bankruptcy Court and consolidated with the other action. Plaintiffs alleged damages in excess of $3,000,000. The dispute was settled and the case was dismissed in December 1994. Pursuant to the terms of the settlement, Carolco was not required to make any payment to Parafrance or Paravision. Carolco has been released from liability in connection with the claims asserted in this litigation, but remains obligated to perform certain obligations under the 1990 Asset Purchase Agreement.

     On December 10, 1992, Lang Elliott Entertainment Inc. ("Lang Elliott") filed a lawsuit in Los Angeles County Superior Court against Carolco, CTI, Vista and certain affiliates of Carolco for breach of contract and an accounting relating to amounts allegedly owed by Vista to Lang Elliott with respect to the motion picture CAGE. In addition, the complaint alleged claims for conversion, constructive trust, intentional misrepresentation, breach of covenant of good faith and fair dealing, interference with prospective business advantage, unfair competition and anti-trust violations. In addition to monetary damages, the suit also seeks rescission and restitution. The suit arose out of a 1989 distribution agreement under which the Vista Partnership, of which an affiliate of Carolco is the general partner, acquired all distribution rights to the picture. The complaint sought damages of $1,350,000 (which claim included $1,000,000 of punitive damages) for (i) license fees allegedly due to Lang Elliott under a rescinded agreement between a Carolco affiliate and CTI and (ii) alleged damage to the home video and free television value of CAGE due to a nine month extension by the Vista Partnership of the pay television rights of HBO and Showtime to the film for which the Vista Partnership received no fee. Carolco successfully demurred to parts of Lang Elliott's complaint resulting in dismissal of the antitrust and breach of covenant of good faith and fair dealing causes of action. The Vista Partnership previously defended itself successfully against Lang Elliott in an arbitration which raised some of the same issues. Carolco and the other defendants filed an answer denying the allegations in Lang Elliott's complaint. Carolco entered into a settlement agreement on March 30, 1995 pursuant to which Carolco paid $50,000 and assigned all of its rights in CAGE back to Lang Elliott in exchange for a general release. Carolco will account to Lang Elliott and pay any amounts due under the distribution agreement up to the date of the settlement agreement. Lang Elliott has indemnified Carolco for any failure by Lang Elliott to perform existing CAGE agreements to which Carolco is a party.

SPIDERMAN LITIGATION:

     On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem Golan ("Golan") filed an action against Carolco, CINV and Spiderman Productions Ltd. ("SPL") in Los Angeles County Superior Court alleging claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project SPIDERMAN. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with Carolco (the "Carolco/21st Agreement") whereby 21st transferred to Carolco rights relating to the comic book character SPIDERMAN, and Carolco agreed, among other things, to accord credit to Golan as a producer of the motion picture to be produced by defendants. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that Carolco and CII could assign the Carolco/21st Agreement to RCS Video Services Antilles N.V. ("RCS NV") and provided that Carolco and CII remain jointly and severally liable with RCS NV under the Carolco/21st Agreement. Plaintiffs alleged that Carolco and the other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the Carolco/21st Agreement to a party other than RCS NV, and by failing to provide plaintiffs with a written document showing that Carolco and the other defendants have assumed the obligations of the Carolco/21st Agreement. Finally, plaintiffs alleged that Carolco and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

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

     Viacom and Columbia Tri-Star each have answered Carolco's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on Carolco and its co-plaintiffs for anticipatory repudiation of contract, specific performance, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that Carolco and its co-plaintiffs are contractually obligated to accord to Columbia Tri-Star the home video distribution rights in SPIDERMAN that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

     On May 18, 1994, Viacom filed an action in the Superior Court of the State of California for the County of Los Angeles against Carolco, CII, SPL and RCS NV alleging, among other things, that Viacom is contractually entitled to all
rights to produce and exploit the motion picture SPIDERMAN.   Based on this
claim, Viacom is seeking damages for breach of contract, specific performance, declaratory relief, interference with contractual relations and interference with prospective economic advantage. The Court has ordered this action consolidated with the action brought by 21st and Golan and with the actions brought by Carolco, CII, SPL and RCS NV against Viacom and Columbia Tri-Star. Carolco is unable to place a monetary value on the rights claimed by Viacom. Viacom asserts that the distribution rights in SPIDERMAN could potentially generate distribution fees to Viacom in excess of $2,000,000. Discovery has commenced in all related cases.

     On March 6, 1995, the court granted the motion of Carolco, CII, SPL and RCS NV for summary adjudication on 21st's and Golan's cause of action for an injunction, thereby dismissing those parties' claims for an injunction. 21st and Golan's time to seek review of that order by the Court of Appeal has not yet expired.

     MGM, an indirect subsidiary of MGM Holdings, has filed a declaratory relief action seeking declarations that certain named defendants do not have rights in SPIDERMAN. The named defendants do not include Carolco.


CLIFFHANGER LITIGATION:

     On October 27, 1993, Gene P. Hines and James R. Zatolokin filed an action in Los Angeles Superior Court against Michael Anthony France, Jr. ("France"), one of the writers for the motion picture CLIFFHANGER. The plaintiffs alleged various causes of action against France based on the theory that the plaintiffs have legal rights in some of the literary material contributed by France to the CLIFFHANGER screenplay.

     On September 9, 1994, the plaintiffs filed a first amended complaint whereby they added claims against, among other defendants, Carolco, CII (erroneously sued as its predecessor, CINV), and Cliffhanger B.V. (collectively, the "Carolco Entities"). The claims against the Carolco Entities are based upon the theory that the Carolco Entities breached certain alleged obligations to the plaintiffs under an agreement whereby the Carolco Entities settled claims by the plaintiffs arising out of the plaintiffs' contention that the CLIFFHANGER screenplay contained material in which the plaintiffs had legal rights. The plaintiffs alleged that under that settlement agreement, the Carolco Entities were obligated and failed to pay the plaintiffs certain contingent compensation from the proceeds of CLIFFHANGER, to cooperate with the plaintiffs in attempting to obtain for plaintiff Hines a screen credit on the picture, to provide the plaintiffs with certain sequel rights, to cause various assignees of the Carolco Entities to assume the obligations of the Carolco Entities, to act in the plaintiffs' best interests, not to enter into agreements with individuals having interest adverse to the plaintiffs, and to disclose to the plaintiffs the fact that the Carolco Entities entered into agreements with individuals having interests adverse to the plaintiffs.

     The plaintiffs do not allege any specific monetary amount by which they allegedly were damaged, except that they alleged in their cause of action against France for breach of oral contract that France should have known that his actions would damage the plaintiffs' reputation, career and future earning capacity in a sum not less that $1,000,000. The plaintiffs have not alleged any specific amount of damage against the Carolco Entities. However, the Carolco Entities have agreed to indemnify France in connection with any judgement that might be entered against him in the action.

     On December 9, 1994, the trial court sustained without leave to amend the demurrers of France and the Carolco Entities to all of the plaintiffs' causes of action. On January 19, 1995, the court denied plaintiffs' motion for reconsideration of that order. The plaintiffs have not appealed from these rulings but their time to do so has not yet expired.

     Other than as described above, there are no material pending legal proceedings to which Carolco or any of its subsidiaries is a party or to which any of its property is the subject, other than ordinary routine litigation incidental to the business of Carolco and its subsidiaries.

     Management and counsel to Carolco are unable to predict the ultimate outcome of the above-described actions at this time. However, Carolco believes that all of these lawsuits are without merit and is defending them vigorously. Accordingly, no provision for any liability which may result has been made in Carolco's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon Carolco's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

     The Company's Common Stock was listed with, and traded on, the New York Stock Exchange ("NYSE") under the symbol "CRC" from the Company's initial public offering in November 1986 until trading was halted on October 5, 1994 and the Common Stock was subsequently delisted. The Company's Common Stock was also listed with, and traded on, the Pacific Stock Exchange from February 1987 until trading was halted on October 5, 1994 and subsequently the Common Stock was delisted. In addition, the Company's Common Stock was listed with, and traded on, the Toronto Stock Exchange from January 1988 until it was voluntarily delisted on November 5, 1993. There was no established trading market for the Company's Common Stock, and no reported quotations available, for the period from October 5, 1994 until October 31, 1994. However, since October 31, 1994, the Company's Common Stock has traded on the non-NASDAQ over-the-counter market and, since November 21, 1994, prices for the Company's Common Stock have been quoted on the National Association of Securities Dealers OTC Bulletin Board service for certain non-NASDAQ over-the-counter securities (the "Bulletin Board") under the symbol "CRCP" with such prices reported by The Nasdaq Stock Market, Inc.

     The following table sets forth the high and low sales prices for the Company's Common Stock on the NYSE as reported in the Wall Street Journal for each quarterly period beginning January 1, 1993 through October 4, 1994.


                                                        YEAR ENDED
                                                        ----------
                                                     DECEMBER 31, 1993
                                                     -----------------
                                                     HIGH          LOW
                                                     ----          ---
          QUARTER ENDED
          March 31, 1993  . . . . . . . . . . . .       $1 1/4          $3/4
          June 30, 1993 . . . . . . . . . . . . .        1 5/8           3/4
          September 30, 1993  . . . . . . . . . .        1 5/16          9/16
          December 31, 1993 . . . . . . . . . . .        1 1/2           1/2


                                                        YEAR ENDED
                                                        ----------
                                                     DECEMBER 31, 1994
                                                     -----------------
                                                     HIGH          LOW
                                                     ----          ---
          QUARTER ENDED
          March 31, 1994  . . . . . . . . . . . .       $ 3/4           $7/16
          June 30, 1994 . . . . . . . . . . . . .         1/2            3/8
          September 30, 1994  . . . . . . . . . .        13/32           1/4
          December 31, 1994 (1) . . . . . . . . .         9/32           7/32

          ______________________
          (1) Reflects only NYSE sales prices through October 4, 1994. The high and low bid prices for the Company's Common Stock for the period from October 31, 1994 through the remainder of the quarterly period ended December 31, 1994 were $.125 and $.01, respectively. The source of these quotations are, with respect to the period from October 31, 1994 to November 20, 1994, the "pink sheet" reports by the National Quotations Bureau and, with respect to the period from November 21, 1994 to December 31, 1994, Bulletin Board quotations as reported by The Nasdaq Stock Market, Inc. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual purchase and sales transactions of the Company's Common Stock.

     HOLDERS. As of March 31, 1995, there were approximately 1,040 holders of record of the Company's Common Stock and there were 137,641,353 shares issued and outstanding (not including 2,373,756 shares held as treasury stock) of the 650,000,000 shares authorized.

     DIVIDENDS. Other than in connection with the redemption of preferred stock purchase rights as described below, the Company has never paid cash dividends on its Common Stock and presently intends to retain all future earnings to finance the operation of its business. On July 2, 1990, the Company paid a dividend to holders of record of the Company's Common Stock of one preferred stock purchase right for each share of Common Stock outstanding as of such date. These rights were redeemed on October 19, 1993, for a redemption price of $.01 per right in cash.

     Pursuant to the Delaware General Corporation Law, the Company may declare and pay dividends only out of its surplus (net assets (total assets less total liabilities) in excess of capital as determined in good faith by the Company's Board of Directors) or its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Because the Company did not have surplus or profits which would permit it to pay the accrued dividends on its Series A Preferred, the terms of the Series A Preferred restrict the payment of dividends on the Company's Common Stock until such accrued dividends on the Series A Preferred have been paid. In addition, the indentures governing the New Senior Notes, the New Senior Subordinated Notes and the 5% Notes each provide that the Company shall not pay dividends on its Common Stock (other than dividends payable solely in shares of certain of its capital stock) if there exists an event of default under such indenture. Furthermore, the declaration or payment of dividends may require a supermajority vote of the Company's Board of Directors. See "Item 10 - Directors and Executive Officers of Registrant - Management Arrangements."

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below are selected financial data of Carolco. The financial data for each of the years ended December 31, 1990 through 1994 have been derived from the Consolidated Financial Statements of Carolco. The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with " Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere in this Form 10-K.

       In 1991 and 1992, the Company consolidated its results of operations with the results of operations of LIVE. The Company accounted for LIVE using the equity method of accounting in 1990 and 1993. In October 1993, the Company transferred all of its interest in LIVE to certain of the Company's Strategic Investors as part of the Restructuring. At December 31, 1993, the Company was in negotiations with LIVE for a business combination of the two companies.
However, in October 1994, the Company and LIVE terminated negotiations of a proposed business combination. See "Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." Accordingly, the Statement of Operations Data for 1990, 1991, 1992 and 1993 have been restated to reflect the results of operations of LIVE as a discontinued operation.



                                                                                   YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------------
                                                                1990           1991           1992           1993            1994
                                                                ----           ----           ----           ----            ----
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  STATEMENT OF OPERATIONS DATA:
  Total revenues:. . . . . . . . . . . . . . . . . . . . . . $ 269,145      $ 239,748      $ 273,907      $ 108,308      $  59,279
  Total costs and expenses . . . . . . . . . . . . . . . . .   261,364        443,308        359,384      $ 163,575         99,163
  Income (loss) from continuing operations . . . . . . . . .     3,958       (207,741)       (86,701)       (59,822)       (43,451)
  Income (loss) from discontinued operations . . . . . . . .    13,340        (57,314)        (6,232)        (4,562)           ---
  Extraordinary gain on early extinguishment of debt . . . .       ---            ---          4,916            426            ---
  Net income (loss). . . . . . . . . . . . . . . . . . . . .    17,298       (265,055)       (88,017)       (63,958)       (43,451)

  Income (loss) per common share (a):
    Continuing operations. . . . . . . . . . . . . . . . . .  $   0.04      $   (7.44)     $   (3.02)     $   (1.20)     $   (0.35)
    Discontinued operations. . . . . . . . . . . . . . . . .      0.45          (2.00)          (.20)          (.09)           ---
    Extraordinary items. . . . . . . . . . . . . . . . . . .       ---            ---            .16            .01            ---
                                                              --------      ---------      ---------      ---------      ---------
    Net income (loss). . . . . . . . . . . . . . . . . . . .  $    .49      $   (9.44)     $   (3.06)     $   (1.28)     $   (0.35)
                                                              --------      ---------      ---------      ---------      ---------
                                                              --------      ---------      ---------      ---------      ---------



                                                                                              December 31,
                                                             ---------------------------------------------------------------------
                                                                 1990           1991           1992           1993           1994
                                                                 ----           ----           ----           ----           ----
                                                                                       (Dollars in Thousands)
  BALANCE SHEET DATA:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .   $12,552        $19,115        $24,202        $56,697        $27,336
  Restricted cash. . . . . . . . . . . . . . . . . . . . . .       ---         52,728          7,825          1,255            ---
  Accounts receivable. . . . . . . . . . . . . . . . . . . .    82,196        151,996         82,258         17,052         13,835
  Film costs, net of amortization. . . . . . . . . . . . . .   387,845        364,650        135,395         78,427         89,145
  Inventories and video rights, net of amortization. . . . .       ---        148,564        123,701            ---            ---
  Total assets . . . . . . . . . . . . . . . . . . . . . . .   631,907        925,172        532,615        188,071        156,857
  Bank debt - Carolco. . . . . . . . . . . . . . . . . . . .   181,309        183,429         37,972         14,000         14,000
  Bank debt - LIVE . . . . . . . . . . . . . . . . . . . . .       ---         76,513         13,684            ---            ---
  10% Convertible Subordinated Debentures due 2006 . . . . .       ---         12,500         14,600            ---            ---
  14% Senior Notes due 1993. . . . . . . . . . . . . . . . .    76,126         65,794         33,452            ---            ---
  14.5% Senior Notes due 1999. . . . . . . . . . . . . . . .       ---        110,000            ---            ---            ---
  Increasing Rate Senior Subordinated Notes due 1999 . . . .       ---            ---         64,245            ---            ---
  11.5%/10% Notes. . . . . . . . . . . . . . . . . . . . . .       ---            ---            ---         41,678         41,521
  13% Notes. . . . . . . . . . . . . . . . . . . . . . . . .       ---            ---            ---          3,445          3,445
  13%/12% Notes. . . . . . . . . . . . . . . . . . . . . . .       ---            ---            ---         13,432         13,432
  Other debt, including notes and amounts payable to related
    parties. . . . . . . . . . . . . . . . . . . . . . . . .    40,944         86,353        164,799         53,006         63,424
  Stockholders' equity (deficiency). . . . . . . . . . . . .   191,077        (37,827)      (116,758)       (21,070)       (64,521)

- ---------------
(a) Income (loss) per common share for the years ended December 31,1990, 1991, 1992, 1993 and 1994 includes preferred dividends of $2,860,000, $5,466,000,
$4,321,103, $833,700 and $4,249,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in other media including home video and pay and free television. In 1993, Carolco released one film, CLIFFHANGER, which was produced through a joint venture with Carolco's Strategic Investors. In 1994, Carolco had no theatrical releases. Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets and from the U.S. free television syndication market. Carolco recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video, television and pay television license agreements when the license period begins for each motion picture or television program and such motion pictures or television programs are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized ratably during the period of exhibition.

     In 1992, the results of operations of LIVE were consolidated with those of the Company. From January 1, 1993 through the date of the Restructuring (October 20, 1993), the Company accounted for LIVE using the equity method of accounting. In connection with the Restrucuturing, the Company's interest in LIVE was transferred to the Company's Strategic Investors. At December 31, 1993, the Company and LIVE were in negotiations for the possible business combination of the two companies. However, in October 1994, the Company and LIVE terminated negotiations of the business combination. See "Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." Accordingly, amounts for 1992 and 1993 have been restated to reflect the results of operations of LIVE as a discontinued operation.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

     CONTINUING OPERATIONS

     Feature film revenues decreased from $103,180,000 for the year ended December 31, 1993 to $53,723,000 for the year ended December 31, 1994. This represents a decrease of $49,457,000, or approximately 47.9%. Carolco had no theatrical releases during 1993 or 1994. CLIFFHANGER was produced by a joint venture in which Carolco owned less than 50%. Therefore, the revenues associated with the May 1993 theatrical release of CLIFFHANGER are not included in the feature film revenues of Carolco. Revenues for the years ended December 31, 1993 and 1994 represent theatrical overages and license fees from exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the year ended December 31, 1993 include approximately $6,777,000, $1,250,000, $1,646,000 and $2,495,000 related to the domestic television, foreign video and foreign television availabilities and foreign theatrical overages, respectively, of UNIVERSAL SOLDIER, released theatrically in 1992; approximately $11,105,000, $1,145,000, $12,168,000 and $6,279,000 from overages from the theatrical release and foreign video, domestic television, and foreign television availabilities, respectively, of BASIC INSTINCT, released theatrically in 1992; approximately $2,143,000 from the foreign pay television availability of IRON EAGLE III, released theatrically in 1992; approximately $12,927,000 from the foreign pay television availability and $3,320,000 from domestic video overages of TERMINATOR 2: JUDGMENT DAY, released theatrically in 1991; $6,039,000 from the domestic network television availability and $1,372,000 of foreign theatrical overages on TOTAL RECALL, released theatrically in 1990; $4,050,000 from the foreign pay television availability of OSCAR and HAMLET, for which Carolco had certain foreign distribution rights; $1,745,000 from the foreign television availability of JACOB'S LADDER, which was released theatrically in 1990; $2,227,000 related to the domestic television availability of LA STORY, released theatrically in 1991; $3,075,000 from the domestic video availability, $2,000,000 from the domestic pay television availability and $1,504,000 from the foreign video availability of CHAPLIN, released theatrically in 1992; and $1,189,000, $2,189,000 and $1,881,000 from the foreign television availability of RAMBO III, AIR AMERICA, and NARROW MARGIN, respectively, released theatrically in 1988 and 1990. Feature film revenues for the year ended December 31, 1994 include approximately $8,250,000 from the domestic network television availability, $13,030,000 from foreign theatrical and video overages and $2,400,000 from the foreign pay television availability of TERMINATOR 2:
JUDGMENT DAY; $600,000 and $773,000, respectively, from the foreign pay television availability and foreign theatrical overages of IRON EAGLE III; $2,984,000 from the domestic syndication television availability of RAMBO III; $1,280,000 from the domestic and foreign pay television availability of CHAPLIN; $872,000 from the foreign free television availability of TOTAL RECALL; $1,670,000 and $657,000, respectively, from the foreign television availability and foreign theatrical overages related to the motion picture UNIVERSAL SOLDIER; $5,139,000 in foreign theatrical and video overages and $401,000 from the foreign pay television availability of BASIC INSTINCT; approximately $2,165,000 from the domestic theatrical release of WAGONS EAST and approximately $2,845,000 from sales commissions for the foreign release of STARGATE for which Carolco acted as foreign sales agent on behalf of Le Studio U.S.

     Amortization of film costs, residuals and participations decreased by $43,676,000 or 40.2%, from $108,620,000 for the year ended December 31, 1993 to
$64,944,000 for the comparable period in 1994. Amortization of film costs, as a percentage of Carolco's feature film revenues, increased from 105.3% for the year ended December 31, 1993 to 120.9% for the year ended December 31, 1994. This increase reflects additional amortization of film costs of approximately $13,231,000 recorded in connection with terminating the development of the motion picture CRUSADE. Carolco also recorded additional amortization of film costs of approximately $3,295,000 as a result of the abandonment of certain development projects and $5,740,000 resulting from a reduction in the estimated net realizable value of its film library. In the year ended December 31, 1993, Carolco recorded additional amortization of film costs of $1,745,000 and $21,287,000, respectively, related to the abandonment of certain development projects and a reduction in the estimated net realizable value of its film library.

     Selling, general and administrative ("SG&A") expenses (which caption also includes production overhead costs), decreased by $3,500,000 or 14.2%, from $24,634,000 during the year ended December 31, 1993 to $21,134,000 during the year ended December 31, 1994. In 1993, Carolco had no films in production and was, therefore, unable to capitalize any production overhead to film costs. In 1994, Carolco capitalized approximately $4,118,000 of production overhead to film costs. In addition, as a result of reductions in Carolco's work force and the downsizing of the operations of Carolco, SG&A expenses decreased by approximately $3,062,000. These savings were offset by $1,767,000 in costs associated with the Merger and with a $1,913,000 increase in Carolco's allowance for doubtful accounts receivable. See Note C of the Notes to the Condensed Consolidated Financial Statements.

     Interest expense decreased by $10,453,000 or 44.5%, from $23,505,000 during the year of 1993 to $13,052,000 during the year of 1994. This decrease is the result of lower debt levels and reduced interest rates. Additionally, Carolco capitalized $1,523,000 of its interest costs to film costs in the year ended December 31, 1994. Carolco had no films in production in the year ended December 31, 1993 and was therefore unable to capitalize any of its interest costs to film costs.

     Other income for 1994 includes interest income of approximately $975,000, approximately $2,304,000 relating to facility and equipment rentals of Carolco's motion picture studio, foreign currency exchange gains and losses, which were not material and property rental income of approximately $717,000.

     On February 3, 1994, Carolco sold its airplane for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. See Note K of the Notes to Consolidated Financial Statements. Carolco recognized a gain of $1,275,000 in 1994 as a result of the sale of the airplane. As a result of the March 1995 sale of the Company's headquarters building the Company reduced the book value of the building and certain leasehold improvements to equal the amount of the remaining mortgage obligation. See Note H of the Notes to the Consolidated Financial Statements. This resulted in a loss of $1,308,000, which the Company recorded at December 31, 1994. This loss was combined with the gain on the airplane disposition described above and included in "Other Expenses."

     Carolco incurred a consolidated net loss for the year ended December 31, 1993 of $63,958,000, including $4,562,000 attributable to its ownership interest in LIVE. Carolco incurred a consolidated net loss for the year ended December 31, 1994 of $43,451,000. At December 31, 1994, Carolco had a deficiency in assets of $64,521,000.

     DISCONTINUED OPERATIONS

     From January 1, 1993 through October 20, 1993 (the "Ownership Period"), the Company accounted for its ownership interest in LIVE using the equity method of accounting. In October 1993, pursuant to the Restructuring, Carolco disposed of its ownership interest in LIVE. At December 31, 1993, the Company and LIVE were in negotiations for the possible business combination of the two companies. However, in October 1994, the Company and LIVE terminated negotiations of the business combination. See "Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." Accordingly, amounts for 1993 have been restated to reflect the results of operations of LIVE as a discontinued operation. The Company recognized a loss of $3,832,000 representing its equity interest of the continuing operations of LIVE for the Ownership Period and $730,000 representing its equity interest in the discontinued operations of LIVE for the Ownership Period. These amounts are included in Discontinued Operations for the year ended December 31, 1993.

YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

     CONTINUING OPERATIONS. Feature film revenues decreased from $269,285,000 for the year ended December 31, 1992 to $103,180,000 for the year ended December 31, 1993. This represents a decrease of $166,105,000, or approximately 61.7%, mainly attributable to the fact that Carolco had no theatrical releases in 1993. CLIFFHANGER was produced by a joint venture in which Carolco owns less than 50%. Therefore, the revenues associated with the May 1993 theatrical release of CLIFFHANGER are not included in the feature film revenues of Carolco. Feature film revenues for the year ended December 31, 1993 consist primarily of revenues generated from the exploitation in secondary markets of films released theatrically in prior years. Feature film revenues for the year ended December 31, 1992 include revenues of approximately $49,000,000 recorded in connection with the sale of domestic television rights to

Worldvision. In addition, revenues for the year ended December 31, 1992 include approximately $14,016,000 from the worldwide theatrical release of UNIVERSAL SOLDIER; approximately $25,300,000 from the worldwide theatrical release of CHAPLIN; approximately $51,740,000 related to the worldwide theatrical release and approximately $1,250,000 from the foreign video release of BASIC INSTINCT; approximately $25,096,000 in foreign theatrical overages, approximately $4,675,000 from the foreign video availability, approximately $13,500,000 from the domestic pay television availability and approximately $5,950,000 from the foreign television availability of TERMINATOR 2: JUDGMENT DAY; and approximately $11,451,000 from the foreign pay and free television availability of TOTAL RECALL. Feature film revenues for 1992 also include approximately $21,900,000 in domestic television syndication revenues.

     Amortization of film costs, residuals and participations decreased $181,166,000, or 62.5%, from $289,786,000 for the year ended December 31, 1992 to $108,620,000 for the comparable period in 1993. Amortization of film costs, as a percentage of Carolco's feature film revenues, decreased by 2.3% from 107.6% in 1992 to 105.3% in 1993. For the years ended December 31, 1992 and December 31, 1993, Carolco recorded costs of $34,118,000 and $21,287,000, respectively, related to reductions in the estimated net realizable value of its film inventory.

     SG&A expenses (including production overhead costs), net of amounts capitalized, decreased by $9,304,000, or 27.4%, from $33,938,000 during the year ended December 31, 1992 to $24,634,000 during the year ended December 31, 1993. This decrease represents an overall decrease in Carolco's SG&A expenses resulting from reductions in the work force and downsizing operations of Carolco, offset by the fact that Carolco had no films in production in 1993, and was therefore unable to capitalize any of its production overhead to film costs. In the year ended December 31, 1992, Carolco capitalized $5,240,000, or 13%, of SG&A expenses to film costs.

     Interest expense, net of capitalized interest, decreased by $2,291,000 or 8.9%, from $25,796,000 during the year ended December 31, 1992 to $23,505,000 for the year ended December 31, 1993 as a result of lower debt levels and reduced interest rates, partially offset by the fact that Carolco had no films in production in 1993 and therefore could capitalize none of its interest expense to film costs. In the year ended December 31, 1992, Carolco capitalized $3,315,000, or 11%, of its interest expense to film costs.

     Other income for 1993 includes interest income of approximately $507,000 and approximately $3,649,000 relating to facility and equipment rentals at Carolco's motion picture studio, foreign currency exchange gains and losses, which were not material, and property rental income of approximately $435,000. Other income for 1992 includes approximately $1,398,000 of interest income, $2,419,000 relating to facility and equipment rentals at Carolco's motion picture studio and foreign currency exchange gains and losses which were not material.

     Other expenses in 1992 include losses totaling $1,116,000 resulting from the sale of certain shares of LIVE to the Strategic Investors in June 1992, a loss of $3,080,000 relating to the write-off of costs associated with films in which Carolco no longer owns distribution rights, and a loss of $3,000,000 resulting from the write-down of Carolco's airplane to the estimated net realizable value. There were no comparable expenses in 1993.

     In 1993 Carolco reduced the net realizable value of its film costs by $4,744,000 as a result of its decision to abandon the business of acquiring and distributing foreign rights for films produced by other motion picture companies and as a result of the fact that MGM will license all future motion pictures produced by Carolco in certain territories. In 1992, Carolco recorded the balance of $2,626,000 of costs associated with a restructuring completed in March 1992. The majority of the costs related to such restructuring were recorded in 1991.

     As a result of the 1992 sale of Carolco's library to Worldvision and the MGM Distribution Agreement entered into pursuant to the Restructuring, in December 1993, CTI ceased its domestic syndication operations and Carolco recognized a loss of $2,072,000 on the disposal of a portion of a line of business. This loss consisted of unrecouped advances paid for distribution rights to third-party producers ($1,475,000), unamortized film costs of television programs produced by CTI ($397,000) and costs associated with the closing of CTI's principal offices ($200,000).

     DISCONTINUED OPERATIONS: In 1992, the Company consolidated its results of operations with those of LIVE. From January 1, 1993, through October 20, 1993, the Company accounted for its ownership interest in LIVE using the equity method of accounting. In October 1993, pursuant to the Restructuring, Carolco disposed
of its ownership interest in LIVE.   At December 31, 1993, the Company and LIVE
were in negotiations for the possible business combination of the two companies. However, in October 1994, the Company and LIVE terminated negotiations of the business combination. See "Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." Accordingly, amounts for 1992 and 1993 have been restated to reflect the results of operations of LIVE as a discontinued operation. For the year ended December 31, 1993, Carolco recognized a loss of $3,832,000 representing its equity interest of the continuing operations of LIVE and a loss of $730,000 representing its equity interest of the discontinued operations of LIVE. For the year ended December 31, 1992, the Company recognized a loss of $6,232,000 representing its ownership interest in the results of operations of LIVE. These amounts are included in Discontinued Operations for the years ended December 31, 1992 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Carolco's independent auditors have included an explanatory paragraph in their report appearing at page F-1 of this Annual Report on Form 10-K stating that the Company's Consolidated Financial Statements have been prepared assuming that Carolco will continue as a going concern and that Carolco's financial condition (as described below and in Note B to the Consolidated Financial Statements) raises substantial doubts about its ability to continue as a going concern.

FINANCIAL RESTRUCTURING

     On October 20, 1993, the Company completed the Restructuring which had been proposed in order to reduce or satisfy certain of the Company's then current and future financial obligations and to provide the Company with additional capital to permit the continuation of the Company as a going concern. Following is a description of the main components of the Restructuring, certain actions taken in conjunction therewith and certain of the agreements entered into in connection therewith.

 (1) CONSUMMATION OF EXCHANGE OFFERS. $22,496,000 in aggregate principal amount of New Senior Notes were issued in exchange for a portion of the Company's outstanding 14% Notes, plus accrued interest. In addition, $13,431,700 in principal amount of New Senior Subordinated Notes were issued in exchange for a portion of the Company's 13% Notes, plus accrued interest. The exchanges described above are collectively referred to herein as the "Exchange Offers." In addition, approximately $3,030,300 of cash representing accrued interest was paid as part of the Exchange Offers.

     $11,259,000 in principal amount of the 14% Notes (approximately 33%) was not tendered pursuant to the Exchange Offers. Since the 14% Notes were due and payable on June 1, 1993, approximately $12,701,000 was paid in the aggregate to the holders thereof representing all principal and accrued and unpaid interest due on such untendered 14% Notes.

     $3,445,000 in prinicpal amount of the 13% Notes (approximately 21%) was not tendered pursuant to the Exchange Offers and approximately $235,000 was paid in the aggregate to the holders thereof representing accrued and unpaid interest due on such untendered 13% Notes.

 (2) CONSUMMATION OF CONSENT SOLICITATION. Concurrently with the Exchange Offers, the holders of the 13% Notes approved the Amendments to the 13% Note Indenture. The Amendments are binding upon all holders retaining 13% Notes, whether or not such holders consented to adoption of the Amendments. Holders of 13% Notes who consented to the Amendments also waived certain events of default under the 13% Note Indenture and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture.

 (3) PURCHASES OF NEW PREFERRED STOCK AND 5% NOTES FOR CASH. Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000, 12,500 and 30,000 shares, respectively, of New Preferred in exchange for cash consideration of $40,000,000, $12,500,000 and $30,000,000, respectively. The New Preferred bears an annual dividend rate of 5%. Dividends are payable when, as and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of New Preferred. Each share of New Preferred is convertible at the option of the holder into Common Stock of the Company at $.60 per share.

     MGM Holdings also purchased from the Company $30,000,000 in aggregate principal amount of 5% Notes in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which MGM receives $100,000,000 in distribution fees under the MGM Distribution Agreement. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, a holder of a 5% Note may elect to convert such 5% Note into Common Stock of the Company at the same conversion rate (subject to certain adjustments), effective on the maturity date (October 2002 or upon certain defaults under the indenture governing the 5% Notes) or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets.

 (4) EXCHANGE OF 10% DEBENTURES AND SERIES D PREFERRED. 8,000 shares of the Company's Series D Preferred, representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock, plus a cash payment for a portion of accrued but unpaid dividends. In addition, $14,600,000 in face amount of the Company's 10% Debentures, representing all of the Company's outstanding 10% Debentures (other than

$35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS), was exchanged for 21,900,000 shares of the Company's Common Stock.

 (5) SATISFACTION OF STRATEGIC INVESTOR LOAN. Carolco transferred to Pioneer, Cinepole and RCS Communications, 3,885,223, 1,180,030 and 1,180,030 shares, respectively, of the common stock of LIVE representing all of the shares of LIVE common stock held by Carolco in satisfaction of approximately $17,686,000 of the Strategic Investor Loan previously extended to Carolco by the Strategic Investors. The remaining portion of the Strategic Investor Loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications of 8,586,543, 3,051,660 and 3,253,337 shares, respectively, of the Company's Common Stock.

     EXCHANGE OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES FOR COMMON STOCK. Each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock.

     CONTRIBUTION OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES TO THE COMPANY. In addition, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. As a result of the various exchanges and contributions, all of the Company's 10% Debentures, Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Preferred and Series E Convertible Preferred Stock ceased to be outstanding.

 (6) NEW DISTRIBUTION AGREEMENT. Carolco entered into the MGM Distribution Agreement, which became effective on the December 31, 1993 expiration of the Company's prior distribution agreements with Tri-Star. Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories the Company's motion pictures (which are required to meet certain criteria) until the later of delivery of all qualifying pictures which commence principal photography prior to 60 months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs related to the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing prints for United States theatrical release and marketing and advertising costs for such release, unless the Company elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter. In addition to domestic theatrical and non-theatrical rights (i.e. airlines, military, etc.), MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, the Company has entered into an agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. The Company has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

 (7) STANDBY PURCHASE AND INVESTMENT AGREEMENT. The Company, Pioneer, Le Studio, Cinepole, RCS and TCI entered into the Standby Agreement pursuant to which Pioneer, Cinepole and RCS committed to purchase up to $27,500,000 in principal amount of the Company's 7% Notes on the later of December 30, 1994 or the date upon which certain conditions are met. In addition, Le Studio and TCI committed to invest up to $27,500,000 in Co-Productions Investments. The total amount to be invested pursuant to the

Standby Agreement would not exceed $47,500,000. See "- Standby Agreement Funding" below for a discussion of further developments with respect to the Standby Agreement.

 (8) ACQUISITION OF VISTA. In conjunction with the Restructuring, Carolco acquired all of the outstanding shares of Vista Common Stock, other than shares owned by Carolco, together with all of the Series A Puts in a two-step transaction consisting of a tender offer and a subsequent merger. As a result, $19,025,500 in principal amount of New Senior Notes was issued and cash of $1,942,000 for interest was paid in exchange for 17,620,290 shares of Vista Common Stock and associated Series A Puts. In addition, approximately $3,156,000 in cash was paid to the holders (other than Carolco or its affiliates) of Vista Common Stock and associated Series A Puts, in exchange for 4,207,816 shares of Vista Common Stock and associated Series A Puts. As a result of the transaction, Vista became a wholly-owned subsidiary of Carolco and ceased operations.

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

MOTION PICTURE PRODUCTION

     As a result of the Restructuring described above, the Company had adequate cash resources to meet its obligations as they became due and to begin the process of preparing certain of its motion picture projects for eventual production, including the contracting of artists, directors and other production executives with respect to an anticipated production slate for calendar year 1994. In December 1993, an affiliate of Carolco commenced principal photography of WAGONS EAST, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier on the film and an affiliate of LIVE pursuant to which Carolco recovered substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged Carolco to complete production and servicing of certain pre-existing distribution agreements. In April 1994, Carolco received approximately $13,876,000 representing partial payments under the multi-party arrangement. In February 1995, an additional $1,532,000 was received.

     In mid-May 1994, Carolco determined that the potential costs of the motion picture CRUSADE, then in active pre-production, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone the start of principal photography (which had been scheduled to begin in August
1994) while Carolco evaluated alternative approaches to the project. As a result of Carolco's decision not to make CRUSADE when scheduled, an affiliate of Arnold Schwarzenegger made a claim for payment of the full fee that would have been payable for the acting services of Mr. Schwarzenegger. Pursuant to a settlement agreement with Mr. Schwarzenegger, Carolco has paid certain amounts to the affiliate of Mr. Schwarzenegger and assigned to an affiliate of Mr. Schwarzenegger all rights, title and interest in CRUSADE. If, during an approximately three-year period, Mr. Schwarzenegger obtains a commitment for production of the film, Carolco will receive reimbursement of a portion of its pre-production expenditures on the film and will participate in any future net profits of the film (as defined in the agreement). In the event Mr. Schwarzenegger's affiliate is unable to obtain a production commitment during such period, Carolco will have the exclusive right to reacquire all rights, title and interest in CRUSADE for an amount equal to the sum of (i) all out-of-pocket costs incurred by such affiliate in acquiring the rights to CRUSADE and
(ii) all actual out-of-pocket development costs incurred by such affiliate.

     As of December 31, 1994, Carolco paid a total of $13,321,000 in pre-production expenses for CRUSADE including capitalized interest and production overhead and amounts paid to the affiliate of Mr. Schwarzenegger. These amounts were included in Amortization of Film Costs, Participations and Residuals for the year ended December 31, 1994.

     In 1994, the Company began pre-production of the motion picture SHOWGIRLS. Through October 1994, the Company incurred pre-production costs of approximately $9,626,000 in connection with SHOWGIRLS. See "- Interim Financing Arrangements" for a discussion of the subsequent sale of SHOWGIRLS. Also in 1994, Carolco began development of the motion picture LOLITA. Prior to December 1, 1994, the Company had incurred development costs of approximately $3,863,000 in connection with LOLITA. See "- Other Financing Arrangements" for a discussion of the subsequent sale of LOLITA.

     Carolco currently has one motion picture in production: CUTTHROAT ISLAND starring Geena Davis and Matthew Modine and directed by Renny Harlin. CUTTHROAT ISLAND commenced principal photography in October 1994 and is scheduled to be completed and available for release in the latter half of 1995; however, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released. The direct negative cost of CUTTHROAT ISLAND is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with CUTTHROAT ISLAND. On February 6, 1995, Cutthroat Island LP satisfied the conditions necessary for it to draw funds under the Production Loan. The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing expenses. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of CUTTHROAT ISLAND. In addition, through March 1995, $13,126,000 in proceeds from the Production Loan were provided directly to Cutthroat Island LP. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of CUTTHROAT ISLAND. Initial proceeds from the distribution of CUTTHROAT ISLAND will be used exclusively to repay the Production Loan. In addition, pursuant to the Standby Agreement funding the Company received $7,500,000. (See "- Standby Agreement Funding.") These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

     As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1995. Moreover, because of the substantial capital requirements involved in the pre-production of CRUSADE, LOLITA and SHOWGIRLS and the pre-production and principal photography stages of CUTTHROAT ISLAND prior to Carolco's ability to borrow funds from the Production Loan, Carolco experienced significant liquidity constraints throughout the fourth quarter of 1994.

INTERIM FINANCING ARRANGEMENTS

     In order to alleviate the aforementioned liquidity constraints experienced by the Company in late 1994, in October 1994, Carolco consummated the Interim Financing Arrangements which provided Carolco with additional cash of approximately $18,500,000. The Interim Financing Arrangements consisted of the following transactions:

          (1) CPSI and Chargetex, entered into a Purchase and Sale Agreement dated as of October 18, 1994 whereby CPSI transferred to Chargetex all of its rights in the motion picture SHOWGIRLS, which commenced principal photography on October 23, 1994. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Chargetex and (ii) the assumption by Chargetex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. Approximately $8,898,000 was paid to Carolco by Chargetex upon closing of the transaction, and an additional $439,000 was paid in January 1995. CPSI will be entitled to a percentage of the adjusted gross receipts from the exploitation of the completed motion picture after Chargetex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

          (2) Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received a prepayment of approximately $6,700,000 from Pioneer arising from the video distribution in Japan of TERMINATOR 2: JUDGMENT DAY and theatrical, video and pay television distribution in Japan of CLIFFHANGER. The amounts from CLIFFHANGER were paid to Carolco pursuant to an agreement entered into by and among the co-producers of CLIFFHANGER.

          (3) Carolco and RCS entered into the RCS Waiver Agreement, whereby RCS waived certain conditions subject to which RCS was required to purchase 7% Notes on December 30, 1994 under Standby Agreement. In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase a portion of Carolco's interest in the motion picture CUTTHROAT ISLAND for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio under the Co-Production Investments.

     On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from CLBN, discounted to yield an interest rate of 5.4375% per annum. As security for such loan, Carolco assigned to CLBN its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes.

          (4) Carolco and Le Studio U.S. entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions that were anticipated to be due to Carolco in late 1994 in connection with Carolco serving as the foreign sales agent for the motion picture STARGATE. See "Item 13 - Certain Relationships and Related Transactions - Other Transactions with the Strategic Investors" for more a complete discussion of the arrangements with Le Studio U.S. regarding STARGATE.

STANDBY AGREEMENT FUNDING

     In December 1994 and January 1995, the Company consummated the following transactions with the Strategic Investors in accordance with the Standby Agreement.

     On December 12, 1994, Pioneer agreed to purchase in advance $5,000,000 in aggregate principal amount of 7% Notes. On December 30, 1994, Pioneer purchased the remaining $5,000,000 of 7% Notes as required under the Standby Agreement.

     On December 30, 1994, Cinepole purchased $7,500,000 in aggregate principal amount of 7% Notes. In addition, on December 30, 1994, LSC+ and TCI purchased limited partnership interests in Cutthroat Island L.P. in exchange for $6,000,000 in accordance with the terms of the Standby Agreement. Pursuant to the partnership agreement, LSC+, TCI and an affiliate of Carolco are each entitled to receive a participation in certain revenues generated from the exploitation of CUTTHROAT ISLAND, following repayment of the Production Loan and the payment of (or establishment of reserves for) certain third party obligations, as follows: First, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues until LSC+ and TCI recoup their preferred return (which equals 10% per annum on their initial capital contributions) plus their initial capital contributions.
Second, the Carolco affiliate is entitled to receive all revenues until it recoups a distribution fee equal to 10% of the receipts from the distribution of the film in certain territories and an overhead reimbursement fee. Third, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues, until LSC+ and TCI have each received an amount equal to their capital contributions. Thereafter, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 5%, 3% and 92%, respectively, of remaining revenues.

     On January 19, 1995, RCS purchased a participation interest in CUTTHROAT ISLAND from an affiliate of Carolco in exchange for payment of $1,500,000, as contemplated by the Interim Financing Arrangements. Pursuant to its participation interest, RCS is entitled to receive payments from Carolco's affiliate when TCI and LSC+ receive distributions. RCS is to receive a percentage based upon dividing RCS' payment by the aggregate capital contributions of TCI and LSC+ pursuant to the partnership agreement described above.

OTHER FINANCING ARRANGEMENTS

     CPSI and Alphatex entered into a Purchase and Sale Agreement dated as of December 1, 1994 whereby CPSI transferred to Alphatex all of its rights in the motion picture LOLITA. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Alphatex and (ii) assumption by Alphatex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. On December 2, 1994, approximately $3,826,000 was paid to Carolco by Alphatex upon closing of the transaction with additional amounts estimated to be less than $200,000 to be paid as accountings are provided to Alphatex. CPSI will be entitled to a percentage of adjusted gross receipts from the exploitation of the completed motion picture after Alphatex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

     Pursuant to certain distribution agreements with Tri-Star, certain payments were due to the Company or its affiliates from TriStar at December 31, 1994.
See " Item 1 - Business - The Business of Carolco - Distribution of Motion Pictures and Other Products." In February and March of 1995, Tri-Star paid approximately $14,147,000 pursuant to these distribution agreements.

CURRENT OBLIGATIONS OF THE COMPANY

     CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under the Existing Carolco Credit Facility as of the date hereof. The maturity date of the loan under the Existing Carolco Credit Facility, which is secured by substantially all of Carolco's assets, is September 30, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the Existing Carolco Credit Facility. Repayment of the Existing Carolco Credit Facility without a replacement facility would have a severe adverse effect on the operations and financial viability of Carolco.

     In August 1992, Carolco entered into an agreement with the Guilds with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of December 31, 1994, the balance due the Guilds pursuant to the Guild Note was $10,025,000, including accrued interest at 3-month LIBOR, plus 1% per annum. On January 30, 1995, the Company paid $3,285,000 to the Guilds, representing payment of the October 1994 installment, plus accrued interest thereon. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional $600,000 due on October 1, 1996. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

     In addition to the Guild Note, the Company has on-going obligations to the Guilds, AFM and IATSE for amounts owed under similiar collective bargaining agreements. In February 1995, the Company paid approximately $3,000,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994. The amount of residual obligations to be paid for each quarter of 1995 will be determined by the amount of cash receipts received by the Company in 1995.

     In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with motion picture Participants whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At December 31, 1994, the Company had recorded present and future obligations of approximately $22,400,000 in connection with various Participants' contingent compensation arrangements. Additional contingent compensation obligations will be recorded in 1995 based on the film revenues recorded by the Company in 1995.

     Semi-annual interest of approximately $3,261,000 on the New Senior Notes and the New Senior Subordinated Notes is due on April 15 and October 15 of each year. Semi-annual interest of approximately $224,000 on the 13% Notes is due on June 1 and December 1 of each year.

     The Company has announced that it will not make the interest payments on the New Senior Notes and New Senior Subordinated Notes when such payments are due on April 15, 1995. As noted above, such interest payment is approximately $3,261,000. If the Company does not make either interest payment prior to the 30-day grace period provided in the indenture governing such issue of indebtedness, the indebtedness under such indentures could be accelerated. The Company currently has $41,521,500 and $13,431,700 in principal amount outstanding under the New Senior Notes and the New Senior Subordinated Notes, respectively. If either of the New Senior Notes or the New Senior Subordinated Notes were accelerated, it would cause defaults under other debt obligations of the Company, subject to any applicable grace periods, permitting such indebtedness to be accelerated as well. If such obligations were accelerated, the Company would not have sufficient funds to satisfy the obligations unless it received additional funds, and would be unable to continue to operate as a going concern

GOING CONCERN ISSUES

     The Company anticipates that it will continue to experience losses through 1995. During the next 12 months, the Company will not have sufficient cash resources and financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which will allow it to continue to operate as a going concern.

     The plan being considered by the Company includes a combination of the following: the sale of certain assets; identifying and securing new equity investments and/or sources of financing; negotiating more advantageous distribution arrangements which would finance at least 100% of the development, production and distribution of new films; and restructuring the Company's outstanding obligations either outside of a Chapter 11 Bankruptcy filing, or within a Chapter 11 Bankruptcy filing (including a possible prenegotiated plan).

     If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. In addition, if the obligations described above under "- Current Obligations of the Company" are accelerated, the Company would not have sufficient funds to satisfy such obligations. The consolidated financial statements as of and for the year ended December 31, 1994 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

TAX MATTERS

     Carolco and CINV have in prior periods paid little or no federal or state income taxes as a result of significant foreign source revenues being earned by CINV, and as a result of losses incurred in certain years. Prior to October 19, 1993, CINV was subject to substantially lower tax rates in the Netherlands Antilles. On October 19, 1993, CINV was reorganized into CII, a wholly owned subsidiary of Carolco incorporated under the laws of Delaware. Carolco does not believe that such reorganization resulted in any United States or California income tax liability to Carolco. See Note J to the Notes to Consolidated

Financial Statements. However, as a result of the reorganization of CINV, foreign source income of Carolco in future periods will be subject to United States income taxation, which could result in a significant increase in Carolco's effective tax rate.

     The Internal Revenue Service ("IRS") is currently conducting an audit of Carolco's 1988 through 1993 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of Carolco's 1988 and 1989 state income tax returns. Carolco has received notices from the IRS regarding proposed adjustments ("Proposed Adjustments") to Carolco's income tax returns for the 1988, 1989 and 1990 taxable years. As of March 15, 1995, Carolco has responded or is in the process of preparing responses to all of the Proposed Adjustments by supplying the IRS with additional facts and technical analysis which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the Proposed Adjustments. It is anticipated that the IRS will issue additional proposed adjustments.

     Several of the Proposed Adjustments would disallow deductions or increase income for certain of Carolco's taxable years. Many of these Proposed Adjustments affect the timing of income and deductions, i.e., Carolco would be required to include income in an earlier taxable year than originally reported or take deductions in a later taxable year than originally reported. Other Proposed Adjustments would reallocate various items of income and deductions between Carolco and CINV (which Carolco believes is not subject to federal income taxation), and would include in Carolco's income certain deemed dividends from CINV (the "Carolco/CINV Adjustments").

     One of the Proposed Adjustments would subject CINV's income to United States federal income taxation on the basis that Carolco and CINV were engaged in a partnership for income tax purposes and CINV's share of the "partnership" income was foreign source income that was effectively connected with a trade or business conducted in the United States and therefore subject to United States federal income taxation. If the IRS were successful in asserting this theory, most of the Proposed Adjustments relating to the Carolco/CINV Adjustments would be duplicative, and therefore could not be asserted.

     Carolco believes that certain of the Proposed Adjustments are without merit. Because the examination is at an early stage, and because many of the issues dealt with in the Proposed Adjustments are highly complex and unresolved under the current state of the law, Carolco cannot predict with any reasonable degree of accuracy the actual tax liabilities that may result from the IRS and FTB examinations. Carolco believes its current and non-current deferred income tax liability as of December 31, 1994 is adequate to cover any potential tax liability from such examinations. However, the ultimate tax liability may be substantially higher or lower.

     Carolco's federal income tax returns reflect available net operating loss carryovers of approximately $206,000,000 and $173,000,000, respectively, for federal regular tax and alternative minimum tax purposes as of December 31, 1994, all or a significant portion of which may be utilized as a result of possible adjustments to prior years' taxable income and losses that may arise from the federal income tax audit described above. Any net operating loss carryovers that are not utilized as a result of such possible audit adjustments will be, pursuant to Section 382 of the Code, substantially subject to severe restrictions on the amount of such net operating loss carryover that can be utilized in any taxable year as a result of various Carolco ownership changes that have occurred.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Report of Independent Auditors, Consolidated Finanical Statements and Notes to the Company's Consolidated Financial Statements appear in a separate section of this Report (beginning on page F-1) following
          Part IV. The index to Consolidated Financial Statements of the Company is included in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information with respect to the current directors and executive officers of the Company, as of March 31, 1995.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS


                                                                                        Period with
     Name                                Position                             Age         Carolco
     ----                                --------                             ---       ------------
Mario F. Kassar           Chairman of the Board of Directors and Chief         43      Since 1975 (1)
                          Executive Officer

Lynwood Spinks            Executive Vice President/President of Production     42      Since 1986
                          and Director

Karen A. Taylor           Senior Vice President/Finance, Acting Chief          40      Since 1988
                          Financial Officer

Patrizio Casalini         Director                                             45      Since 1995

Hector Patrick Dowd       Director                                             59      Since 1994

Guy-Etienne Dufour        Director                                             57      Since 1993

Michael E. Garstin        Director                                             46      Since 1986

Michael S. Hope           Director                                             52      Since 1993

Kaneo Ito                 Director                                             58      Since 1993

Rene-Claude Jouannet      Director                                             53      Since 1993

Gordon C. Luce            Director                                             69      Since 1994

Ryuichi Noda              Director                                             60      Since 1990

Gregory R. Pierson        Director                                             36      Since 1994

Joseph A. Scudero         Director                                             64      Since 1994

Adam Singer               Director                                             43      Since 1993

Masaaki Sono              Director                                             62      Since 1992

Robert W. Goldsmith       Senior Vice President, General Counsel and
                          Corporate Secretary                                  42      Since 1990

Lewis Weakland            Senior Vice President, Business and Production
                          Affairs of Carolco Service Inc.                      36      Since 1987

_________________
(1) Includes service with predecessors of the Company.

     The directors of Carolco are elected for one year terms or until their successors are elected and have qualified. Certain of the Company's directors have been elected to the Board pursuant to various arrangements. See "-- Management Arrangements -- Arrangements Pursuant to Which Certain Directors Have Been Elected" below. Certain of the Company's directors are defendants in the stockholder litigation described above under "Item 3. -- Legal Proceedings."

     All officers hold office until the meeting of the Board of Directors following the next annual meeting of stockholders or until removal by the Board of Directors.


CURRENT DIRECTORS AND EXECUTIVE OFFICERS

          MARIO F. KASSAR has been Chairman of the Board of Directors of Carolco since November 1989 and Chief Executive Officer of the Company since March 1992. From 1986 until November 1989, Mr. Kassar was Co-Chairman of the Board of Directors of the Company. He was a co-founder of the Company's predecessor companies in 1975, which initially involved the sale, distribution and servicing of feature films worldwide. Mr. Kassar is executive producer or co-executive producer of a number of motion pictures including the RAMBO trilogy, TOTAL RECALL, TERMINATOR 2: JUDGMENT DAY, BASIC INSTINCT, CHAPLIN, CLIFFHANGER and STARGATE.

          LYNWOOD SPINKS became Executive Vice President/President of Production of Carolco in July 1993. Prior to that date, he served as Executive Vice President for Business and Production Affairs of Carolco since March 1990. Mr. Spinks received the additional title of President of Production in March 1993. He became a Director of Carolco in March 1990. From September 1988 until
March 1990, he was Senior Vice President of Carolco. From June 1986 until September 1988, he was Vice President of Carolco.

          PATRIZIO CASALINI became a Director of the Carolco in January 1995. Mr. Casalini has been General Manager, Head of Films & TV Business of RCS Editori S.p.A. since March 1995. From January 1993 until March 1995, Mr. Casalini was Special Project Business Development - Director of RCS. From January 1991 to January 1993, Mr. Casalini was Planning Marketing and Sales Director for Telefilms. From January 1990 to January 1991, Mr. Casalini was Corporate Development - Director for Finivest S.p.A.

          HECTOR PATRICK DOWD became a Director of Carolco in February 1994.
Mr. Dowd is the founder, Chairman of the Board and Chief Executive Officer of Dowd Brothers, Inc., a manufacturing, marketing and sales organization of women's apparel for almost 30 years. Mr. Dowd distributes more than 30 individual lines of women's apparel throughout 12 states in the Southwest section of the U.S. Mr. Dowd is the proprietor and operator of the Singletree Ranch in Hunt County, Texas where he specializes in breeding Quarter horses and Brangus cattle. Mr. Dowd is a member of the Board of Governors of the International Apparel Mart of Dallas, Texas and the Executive Vice President and Treasurer of the Apparel Mart Association. Mr. Dowd also is a member of the Board of Governors of Miss Wade's Fashion College of Dallas, Texas.

          GUY-ETIENNE DUFOUR became a Director of Carolco in October, 1993.
Mr. Dufour has served as Executive Vice President and General Manager of the International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A. since July 1991. Mr. Dufour also is Chairman of the Entertainment Business Credit Committee EIF/EBD Rotterdam (Entertainment Industry Financing/Entertainment Business Division Rotterdam). Prior thereto, he served as Executive Vice President and General Manager of the International Trade Financing, Correspondent Banking and Country Risks Division of Credit Lyonnais S.A. from October 1989 until June 1991. Prior thereto he served Credit Lyonnais S.A. as Executive Vice President and General Manager for Africa and the Middle East from August 1985 to September 1989. Mr. Dufour has been a Director of MGM and its predecessor since January 1992. Mr. Dufour also is a Director of Banque de La Reunion and Commercial-Bank Credit Lyonnais Nigeria.

He was elected a Director of the Pathe Communication Corporation in July 1991 and served as a Director from January 1992 until November 1992. Mr. Dufour has been Secretary of MGM Holdings since April 30, 1992.

          MICHAEL E. GARSTIN became a Director of Carolco in 1986. He has been an Executive Vice President and Senior Managing Director in charge of investment banking of Daniels & Associates ("Daniels") since July 1992. Previously, he was a Senior Managing Director of Bear, Stearns & Co. Inc. since May 1987 and an Associate Director since 1985. From 1981 until 1985, he was Senior Vice President and Chief Financial Officer of Orion Pictures Corporation.

          MICHAEL S. HOPE became a Director of Carolco in October 1993. Mr. Hope is Executive Vice President of MGM. He has held that post since August 1993. Mr. Hope's prior position was as a consultant to Paramount Communications Incorporated from November 1990 to October 1991. From November 1987 to October 1990, he served as Executive Vice President of Planning and Operations for Paramount Communications Incorporated.

          KANEO ITO became a Director of Carolco in October 1993. Mr. Ito has been Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic Corporation since June 1991. From December 1988 until June 1991, Mr. Ito was Managing Director of Pioneer Electronic Corporation. He was also General Manager of the International Division of Pioneer Electronic Corporation from April 1984 until June 1991, and has been a Director of Pioneer Electronic Corporation since December 1982.

          RENE-CLAUDE JOUANNET became a Director of Carolco in October 1993. Mr. Jouannet is the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A. He has held that post since February 1992.
Mr. Jouannet also is a member of the EIF/EBD Rotterdam (Entertainment Industry Financing/Entertainment Business Division Rotterdam) Entertainment Business Credit Committee. From April 1985 to January 1992, Mr. Jouannet served as Director and General Secretary of Banco Frances e Brasileiro, a Brazilian subsidiary of Credit Lyonnais S.A., where he was in charge of the Administration, Accounting, Legal and Tax Departments. Mr. Jouannet has served as a Director of MGM Holdings since April 30, 1992 and as its President and Treasurer since May 15, 1992. Mr. Jouannet served as Chairman of the Board of Directors of the Pathe Communications Corporation from November 1992 until May 1993 and served as a Director of the Pathe Communications Corporation from January 1992 until May 1993.

          GORDON C. LUCE became a Director of Carolco in February 1994. Mr. Luce has been an advisor to Eastman & Benirschke Financial Group (financial planning and insurance brokerage) since July 1990. Mr. Luce was Chairman of the Board and Chief Executive Officer of Great American First Savings Bank (formerly San Diego Federal Savings) from 1970 until his retirement in June 1990. The bank was placed into a conservatorship with the Resolution Trust Corporation as conservator in August 1991. Mr. Luce has had a career in public service and was a member of the President's Foreign Intelligence Advisory Board from 1988 to 1990 and the Presidential Board of Advisors on Private Sector Initiative from 1985 to 1988. Mr. Luce was also an Alternate Delegate to the United Nations with rank of Ambassador in 1982, and served as California's Secretary of Business and Transportation from 1967 to 1969. Mr. Luce is a member of the Board of Directors of All American Communications, Inc. (a diversified entertainment company with operations principally in television production and distribution as well as recorded music production and distribution). He is also a director of PS Group, Inc., (a diversified investment company) and Molecular Biosystems, Inc. (a medical research enterprise). In addition, from October 1988 to October 1991
Mr. Luce was Chairman of the Board of Trustees of the Scripps Clinic and Research Foundation of

La Jolla, California and he is currently a member of the Board of Trustees of the University of Southern California.

          RYUICHI NODA became a Director of Carolco in June 1990. Mr. Noda became President of Pioneer LDC, Inc., a subsidiary of Pioneer Electronic Corporation, in April 1991 and has been a Director of Pioneer Electronic Corporation since December 1988. From October 1988 to April 1991, he was Deputy General Manager of the International Division of Pioneer Electronic Corporation. From January 1986 until October 1988, he was President and Chief Executive Officer of Pioneer Electronics (USA) Inc., a company engaged in sales and marketing of consumer electronics in the United States. From 1985 to 1986, he served as General Manager of the Planning and Coordination Department of the International Division of Pioneer Electronic Corporation.

          GREGORY PIERSON became a Director of Carolco in September 1994. Mr. Pierson has been the General Counsel of Pioneer North America, Inc. since 1991. From 1985 to 1991, Mr. Pierson was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles.

          JOSEPH A. SCUDERO became a Director of Carolco in February 1994.
Mr. Scudero has been the Assistant to the Secretary for Labor Relations, U.S. Department of Housing and Urban Development since 1989. Mr. Scudero formerly held the position of Special Assistant to Secretary for Labor Relations for OSHA (Occupational Safety and Health Administration) from 1981 to 1986. From 1975 to 1977, Mr. Scudero was the Deputy Director of Congressional Relations for the Federal Energy Administration. From 1968 to 1971, Mr. Scudero was the Branch Chief, Community Relations for the Office of Minority Business Enterprise in the U.S. Department of Commerce, and from 1965 to 1967 was the National Deputy Director for Domestic Programs for the Office of the Vice President (Hubert Humphrey).

          ADAM SINGER became a Director of Carolco in October 1993. Mr. Singer has been President and Chief Operating Officer of TCI International Holdings, Inc. since October 1994. From June 1992 to October 1994, Mr. Singer was Vice President -- International for TCI. From September 1988 to present, Mr. Singer also has been President of United Artists Entertainment (Programming) Ltd. From March 1987 to September 1988, Mr. Singer was Senior Vice President -- Marketing and New Media Development for Viacom.

          MASAAKI SONO became a Director of Carolco in March 1992. Mr. Sono has been a member of the Board of Directors of Pioneer Electronic Corporation since December 1977, and became Managing Director of Pioneer Electronic Corporation in June 1989 and Senior Managing Director of Pioneer Electronic Corporation in
June 1993. Since November 1975, he has also served as General Manager of the Finance and Accounting Division of Pioneer Electronic Corporation.

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

          KAREN A. TAYLOR has been Senior Vice President/Finance of Carolco since March 1991 and Acting Chief Financial Officer of Carolco since January 1995. From June 1990 until March 1991 she was Vice President/Finance of Carolco and from January 1988 until June 1990 she was the Controller of Carolco. From July 1984 until December 1987, she was Assistant Controller for Columbia Pictures Entertainment Inc. (Motion Picture Division).


          LEWIS WEAKLAND has been Senior Vice President, Business and Production Affairs of Carolco Service Inc. since July 1994. Prior to that date, he served as Senior Vice President, Business Affairs for Carolco Service Inc. since November 1990. From July 1989 until November 1990, he was Vice President, Legal and Business Affairs of Carolco Service Inc. For the two years preceding his employment with Carolco Service Inc., Mr. Weakland was employed as an attorney by Warner Bros., Inc.

MANAGEMENT ARRANGEMENTS

     The following contains a description of (i) the current management arrangements with respect to the Company, including various arrangements pursuant to which certain present members of the Board of Directors have been elected, (ii) the Company's Supervisory Committee, (iii) Bylaw provisions affecting management of the Company and (iv) the Stockholders Agreement dated as of October 20, 1993, among Pioneer, Cinepole, RCS, MGM Holdings and New CIBV (the "Stockholders Agreement"). As described in further detail below, the Stockholders Agreement includes an agreement to vote in the election of directors for the directors nominated by the other parties to this agreement. Of the 15 current members of the Board of Directors, four members were nominated by Pioneer, three members were nominated by MGM Holdings, and one member was nominated by RCS. In addition, two directors (including the Chairman of the Board) were nominated by the Chairman of the Board of the Company and two directors were nominated as Independent Directors (as defined in the Stockholders Agreement). Nominees of the Strategic Investors and MGM Holdings, if considered together, constitute in excess of a majority of the members (currently approximately 53%) of the Board of Directors. In February 1994, three outside, unaffiliated directors were appointed to the Board of Directors pursuant to the terms of a settlement agreement. See "Item 3 - Legal
Proceedings -- Settlement of Purported Derivative Action."

     ARRANGEMENTS PURSUANT TO WHICH CERTAIN DIRECTORS HAVE BEEN ELECTED

     Pursuant to the Stockholders Agreement, the following directors were elected at the Special Meeting of Stockholders held in connection with the
Restructuring: Ryuichi Noda, Kaneo Ito, Satoshi Matsumoto and Masaaki Sono as Pioneer director designees; Olivier Granier, Pierre Lescure and John Simenon as Cinepole director nominees, Guy-Etienne Dufour, Rene-Claude Jouannet and Michael Hope as MGM Holdings director designees, Paolo Glisenti as the RCS director designee, Mario Kassar and Lynwood Spinks as the Chairman's director designees and Michael Garstin and Adam Singer as independent nominees. Subsequent to the Special Meeting, Satoshi Matsumoto and John Simenon resigned from the Board and Tetsuro Kudo and Michael Meltzer, as designees of Pioneer and Cinepole, respectively, were appointed to the Board as their replacements. Tetsuro Kudo and Paolo Glisenti resigned from the Board in September and October 1994, respectively, and Gregory R. Pierson and Patrizio Casalini, as designees of Pioneer and RCS, respectively, were appointed to the Board as their replacements. Olivier Granier, a designee of Cinepole, resigned in November 1994 and Richard Garzilli was subsequently appointed to the Board as his replacement. In March 1995, Richard Garzilli, Pierre Lescure and Michael Meltzer, the three designees of Cinepole, resigned from the Board. Although Cinepole is entitled to do so under the Stockholders Agreement, Cinepole has advised the Company that no director designees will be proposed by Cinepole to replace Messrs. Garzilli, Lescure and Meltzer.

     BYLAW PROVISIONS

     Section 3.02 of the Bylaws ("Committees of the Board") was amended to provide that the Company will, by resolution adopted by the Board, designate a supervisory committee consisting of six directors which, during intervals between meetings of the Board, will have all the powers and authority of the Board in the management of the business and affairs of the Company with certain exceptions equivalent to those specified under Delaware General Corporation Law ("the DGCL"). In February 1994, the Board of Directors amended the Bylaws to establish the number of members of the Board of Directors at 18. There are currently three vacancies on the Board of Directors.

     STOCKHOLDERS' AGREEMENT

     The Stockholders Agreement includes an agreement among the parties to vote in the election of directors for a slate of directors composed of four Pioneer nominees, three MGM Holdings nominees, three Cinepole nominees, one RCS nominee, two independent nominees and two nominees of the Chairman of the Board of the Company.

     The Stockholders Agreement also includes an agreement with respect to the composition of a Supervisory Committee of the Board of Directors consisting of six members, with one director nominated by each of the Strategic Investors and MGM Holdings plus Mario F. Kassar and one independent director. During intervals between meetings of the Board of Directors, the Supervisory Committee will exercise all powers of the Board of Directors (except those powers specifically reserved by Delaware law to the full Board of Directors). Under the terms of the Stockholders Agreement, (i) a quorum of the Supervisory Committee will consist of Mr. Kassar and all nominees of the Strategic Investors and MGM Holdings and (ii) the Supervisory Committee may only act with the affirmative vote of all nominees of the Strategic Investors and MGM Holdings. Richard Garzilli resigned as the Cinepole designee to the Supervisory Committee in March 1995. Cinepole has advised the Company that no director designee will be proposed by Cinepole to replace Mr. Garzilli on the Supervisory Committee. As a result, the Supervisory Committee is currently unable to take any actions.

     In accordance with the Stockholders Agreement, certain operating resolutions were adopted by the Board of Directors. The resolutions provide that certain actions will not be taken unless approved by at least 85% of the Board of Directors voting on such actions and the director designees of at least three of the parties to the agreement other than New CIBV (the "Operating Resolutions"). These certain actions are (1) certain amendments to the Certificate of Incorporation or Bylaws, (2) any merger, consolidation, liquidation, dissolution or winding up of the Company or any material subsidiary, (3) any disposition of assets in excess of $10,000,000, other than in the ordinary course of business, (4) any acquisition by the Company or any material subsidiary of assets or property for consideration in excess of $10,000,000, other than certain motion picture rights or assets acquired in the ordinary course of business and with certain other exceptions, (5) any creation, incurrence, assumption or guaranty of any indebtedness in excess of $10,000,000, with certain exceptions, (6) any creation, incurrence or assumption of any lien or other encumbrance in excess of $10,000,000, with certain exceptions, (7) any declaration or payment of dividends on Common Stock or any other capital stock junior to the New Preferred, (8) termination or material amendment of the employment agreement and related agreements with Mr. Kassar and
(9) investments in excess of $3,000,000, with certain exceptions. The Bylaws were amended to authorize the Board of Directors to adopt resolutions requiring a greater than majority vote of the Board with respect to certain actions, and the Board of Directors has adopted the Operating Resolutions.

     Pursuant to the Stockholders Agreement, each of the Strategic Investors, MGM Holdings and New CIBV (each a "Major Shareholder" and, collectively, the "Major Shareholders") also agreed not to exercise its voting rights in favor of, or cause a special meeting to be called with respect to, certain actions without the agreement of (1) Major Shareholders entitled to cast at least 85% of the vote entitled to be cast and (2) at least three Major Shareholders (other than New CIBV). The agreement further provides certain Major Shareholders with certain co-sale rights with respect to sales of the Company's securities by other Major Shareholders. A Put and Call Agreement with respect to the 5% Notes was entered into among MGM Holdings, Credit Lyonnais S.A. and Canal+ on October 20, 1993. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("10% Stockholders"), to file with the Securities and Exchange Commission, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% Stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge (based solely upon a review of the copies of such Section 16(a) reports furnished to the Company and written representations that no other reports were required), during the year ended December 31, 1994, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% Stockholders were complied with, except that (1) Mr. Gregory
R. Pierson, a Director of the Company failed to file with the Commission on a timely basis his initial Form 3 report, which report was subsequently filed, and
(2) Mr. Richard Garzilli, a former Director of the Company, failed to file with the Commission on a timely basis, his initial Form 3 report, which report was subsequently filed.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION TABLES

      The following "Summary Compensation Table" sets forth individual compensation information with respect to the individual serving as chief executive officer of Carolco during Carolco's fiscal year ended December 31, 1994 (Mario F. Kassar) and each of the four other most highly compensated executive officers of Carolco during the fiscal year ended December 31, 1994 (i) whose total salary and bonus compensation during fiscal 1994 was in excess of $100,000, and (ii) who was serving as an executive officer at the end of fiscal 1994 (Lynwood Spinks, William A. Shpall, Robert W. Goldsmith and Karen A. Taylor). Such five executives are referred to herein as the "Named Executives." The Summary Compensation Table includes compensation information with respect to the Named Executives for services rendered as executive officers to Carolco and its subsidiaries during the fiscal years ended December 31, 1994, 1993 and 1992.

      Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (i) an Option Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1994
(ii) a Fiscal Year End Option Table that indicates whether any of the Named Executives exercised options in fiscal 1994 and includes the number and value of unexercised options held by the Named Executives at December 31, 1994 and (iii) a Long-Term Incentive Plans ("LTIP") Table that includes information on LTIP Awards granted during the 1994 fiscal year to the Named Executives.

                           SUMMARY COMPENSATION TABLE


                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                                                  ------------
                                                           ANNUAL COMPENSATION                       AWARDS
                                          -------------------------------------------------       ------------
                                                                                                   SECURITIES
                                                                               OTHER ANNUAL        UNDERLYING          ALL OTHER
          NAME AND                                    SALARY        BONUS      COMPENSATION       OPTIONS/SARS        COMPENSATION
     PRINCIPAL POSITION                   YEAR        ($)(1)         ($)            ($)                (#)                 ($)
     ------------------                   ----        ------         ---            ---                ---                 ---
Mario F. Kassar                           1994     2,431,731      1,263,450      352,864(2)       15,075,000(3)     1,588,244(4)(16)
Chairman of the Board and Chief           1993     2,161,538       597,383       159,480(5)       16,720,000(6)        960,907
  Executive Officer                       1992     1,586,538         -0-       1,159,073(7)          750,000             918

Lynwood Spinks                            1994       423,333         -0-            --              50,000(8)        137,982(9)(16)
Executive Vice President/President of     1993       479,037         -0-            --             125,000(10)         28,207
  Production                              1992       327,917       200,000          --                 -0-              4,659

William A. Shpall(11)                     1994       394,679         -0-            --                 -0-            6,300(12)
Executive Vice President and Chief        1993       355,591       200,000          --             25,000(13)           3,207
  Financial Officer                       1992       196,731       100,000          --               25,000              612

Robert W. Goldsmith                       1994       246,922       132,500          --                 -0-            6,222(14)
Senior Vice President, General Counsel    1993       229,681       100,000          --             30,000(13)           3,105
  and Corporate Secretary                 1992       205,419       87,000           --                 -0-             32,714

Karen A. Taylor                           1994       229,426       120,000          --                 -0-            6,068(15)
Senior Vice President of Finance          1993       186,362       105,000          --             19,000(13)           2,631
                                          1992       159,346       50,000           --                 -0-              2,344

_______________


(1) Amounts include annual salary paid pursuant to each respective employment agreement and pay in lieu of vacation.

(2) Includes unaccountable travel and entertainment costs of $90,000 and legal and accounting fees of $179,523. Such amounts were paid pursuant to Mr. Kassar's prior employment agreement dated as of May 3, 1993, ("the 1993 Kassar Agreement") and Mr. Kassar's current employment agreement dated as of August 10, 1994 ("the 1994 Kassar Agreement").

(3) Represents 15,000,000 options granted in 1993 pursuant to the 1993 Kassar Agreement which were canceled in 1994 and regranted pursuant to the 1994 Kassar Agreement and 75,000 options granted to Mr. Kassar as a director of Carolco and as a member of the Supervisory Committee of the Board of Directors.

(4) Includes $1,680 for Company paid term life insurance, $4,620 representing Carolco's 1994 contribution on behalf of Mr. Kassar pursuant to the profit sharing plan, $100,000 paid by Carolco as an executive producing fee for the motion picture STARGATE in connection with an agreement whereby Mr. Kassar's services were being provided to Le Studio U.S., $500,000 paid upon completion of principal photography and theatrical release of WAGONS EAST (subsequently sold to LIVE) pursuant to the 1993 Kassar Agreement and 1994 Kassar Agreement, together with accrued interest thereon, $481,944 paid by Carolco as an executive producing fee for the motion picture LAST OF THE DOGMEN in connection with an agreement whereby Mr. Kassar's services were being provided to Last of the Dogmen Inc. and $500,000 paid upon the start of principal photography of CUTTHROAT ISLAND pursuant to the 1994 Kassar Agreement. Does not include $500,000 paid to Mr. Kassar by the production entity established to produce the motion picture SHOWGIRLS which was sold by Carolco to Chargetex prior to such payment.



(5) Includes auto allowances of $46,177 and unaccountable travel and entertainments costs of $90,000, paid pursuant to the terms of the 1993 Kassar Agreement.

(6) Includes 15,000,000 options granted in 1993 pursuant to the 1993 Kassar Agreement which were canceled in 1994 and regranted pursuant to the 1994 Kassar Agreement and 75,000 options granted to Mr. Kassar as a director of Carolco and as a member of the Supervisory Committee of the Board of Directors. Also includes 1,645,000 options which were granted in exchange for the cancellation of an equal number of options pursuant to the Company's stock option cancellation and reissuance program in 1993.

(7) Includes legal and accounting fees in the amount of $550,000 incurred by Mr. Kassar in connection with the financial restructuring of Carolco in 1992 (the "1992 Restructuring") and paid by Carolco pursuant to the terms of Mr. Kassar's employment agareement dated as of March 23, 1992 and covering the period March 23, 1992 through December 31, 1992, which was in effect prior to the 1993 Kassar Agreement (the "1992 Kassar Agreement"). Also includes $90,000 in unaccountable travel and entertainment costs and $175,000 in legal and accounting fees paid pursuant to the 1992 Kassar Agreement.

(8) Represents options which were granted to Mr. Spinks as a director of Carolco.

(9) Includes $1,680 for term life insurance paid by Carolco in 1994 and $4,620 representing Carolco's 1994 contribution on behalf of Mr. Spinks pursuant to the profit sharing plan. Also includes $25,000 paid upon completion of principal photography of WAGONS EAST and $25,000 paid upon commencement of principal photography of CUTTHROAT ISLAND, each pursuant to Mr. Spink's employment agreement. Also includes $81,682 representing forgiveness of a portion of a loan, made to Mr. Spinks in 1993 in connection with the Restructuring plus accrued interest thereon. Does not include $25,000 paid to Mr. Spinks by the production entity established to produce the motion picture SHOWGIRLS which was sold by Carolco to Chargetex prior to such payment.

(10) Includes 75,000 options which were granted in exchange for the cancellation of an equal number of options pursuant to the Company's stock option cancellation and reissuance program in 1993 and 50,000 options granted to Mr. Spinks as a director of Carolco.

(11) Mr. Shpall became Executive Vice President of Carolco on May 6, 1992 and Chief Financial Officer of Carolco on June 4, 1992. Mr. Shpall resigned from his position as Chief Financial Officer of Carolco on December 31, 1994.

(12) Includes $1,680 for term life insurance paid by Carolco in 1994 and $4,620 representing Carolco's 1994 contribution on behalf of Mr. Shpall pursuant to the profit sharing plan.

(13) Represents options which were granted in exchange for the cancellation of an equal number of options pursuant to the Company's stock option cancellation and reissuance program in 1993.

(14) Includes $1,602 for term life insurance paid by Carolco in 1994 and $4,620 representing Carolco's 1994 contribution on behalf of Mr. Goldsmith pursuant to the profit sharing plan.



(15) Includes $1,448 for term life insurance paid by Carolco in 1994 and $4,620 representing Carolco's 1994 contribution on behalf of Ms. Taylor pursuant to the profit sharing plan.

(16) Pursuant to Article Eleven of Carolco's Restated Certificate of Incorporation, Article V, Section 5.06 of Carolco's Bylaws and Section 10 of various indemnity agreements entered into between Carolco and its directors as permitted by Section 145 of the DGCL, Carolco has paid the expenses of such directors incurred in the director's defense of certain lawsuits as described under "Item 13 - Certain Relationships and Related Transactions - Certain Business Relationships and Other Transactions With Carolco Entertainment Management" below. Such amounts, which are set forth under such section, are not included herein.


                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)


                                            Individual Grants
                       ---------------------------------------------------------------
                         Number of     % of  Total                                          Potential Realizable Value at
                        Securities       Options/                                              Assumed Annual Rates of
                        Underlying         SARs                                             Stock Price Appreciation for
                       Options/SARs      Granted         Exercise or                                Option Term (2)
                         Granted       to Employees       Base Price                        -----------------------------
     Name                  (#)        in Fiscal Year        ($/sh)     Expiration Date          5%($)            10%($)
- -------------------   -------------   --------------    -------------  ---------------      -----------------------------
Mario F. Kassar       15,000,000(3)         94%            $.406(6)        10/20/03          $3,447,680       $8,538,614
                          75,000(4)          *              .05 (7)        12/01/04               2,358            5,976
Lynwood Spinks            50,000(5)          *               .05(7)        12/01/04               1,572            3,984

________________

*Less than 1%.

(1) Although Carolco's 1989 Stock Option and Stock Appreciation Rights Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by Carolco. No options were granted in 1994 to Mr. Shpall, Mr. Goldsmith or Ms. Taylor.

(2) These values were determined using 5% and 10% annual growth projections over the full-term of the options (until expiration) beginning December 31, 1994.

(3) Options which were granted to Mr. Kassar in exchange for the cancellation of an equal number of options pursuant to the 1994 Kassar Agreement. See "Employment Agreements - Mario F. Kassar."

(4) Options which were granted to Mr. Kassar as a director of Carolco and as a member of the Supervisory Committee of the Board of Directors. Such options vested immediately.

(5) Options which were granted to Mr. Spinks as a director of Carolco and which vested immediately.

(6) Pursuant to the 1994 Kassar Agreement, the exercise price was the market price of Carolco Common Stock on August 10, 1994, the effective date of the 1994 Kassar Agreement.

(7) Market price of Carolco Common Stock on the date of grant (December 1, 1994).


                     AGGREGATED OPTION/SAR EXERCISES IN LAST
              FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)



                                                      NUMBER OF SECURITIES
                                                           UNDERLYING          VALUE OF UNEXERCISED
                                                           UNEXERCISED             IN-THE-MONEY
                         SHARES                          OPTIONS/SARS AT         OPTIONS/SARS AT
                        ACQUIRED                        DECEMBER 31,1994        DECEMBER 31,1994(3)
                           ON          VALUE               EXERCISABLE/            EXERCISABLE/
                       EXERCISE(2)   REALIZED(2)          UNEXERCISABLE           UNEXERCISABLE
     NAME                  (#)          ($)                    (#)                     ($)
     ----              -----------   -----------      ---------------------    --------------------
Mario F. Kassar             0            $0            5,384,255/11,410,745             $0
Lynwood Spinks              0            $0               137,500/37,500                $0
William A. Shpall           0            $0                12,500/12,500                $0
Karen A. Taylor             0            $0                 9,500/9,500                 $0
Robert W. Goldsmith         0            $0                15,000/15,000                $0

- ---------------

(1) Although Carolco's 1989 Plan provides for the granting of stock appreciation rights, no grant of such rights has been made by Carolco.

(2) None of the Named Executives exercised options during the fiscal year ended December 31, 1994.

(3) None of the Named Executives held options at December 31, 1994 for which the market price at such date exceeded the exercise price.


                 LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL 1994


                                                                ESTIMATED FUTURE PAYOUTS
                                                            UNDER NON-STOCK PRICE-BASED PLANS
                                                            ---------------------------------
                           Number of     Performance or
                            Shares,          Other
                        Units or Other    Period Until
                            Rights         Maturation       Threshold      Target      Maximum
     Name                    (#)            or Payout       ($ or #)      ($ or #)     ($ or #)
     ----                 ---------         ---------       ---------     --------     --------
Mario F. Kassar              (1)               (3)             (2)           (3)          (3)
Lynwood Spinks                0                --              --            --           --
William A. Shpall             0                --              --            --           --
Robert W. Goldsmith           0                --              --            --           --
Karen A. Taylor               0                --              --            --           --

_______________

(1) The 1993 Kassar Agreement and the 1994 Kassar Agreement provide that with respect to the motion pictures CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN (the "1992 Covered Pictures"), Mr. Kassar will be entitled to production-related incentive compensation equal to a "Percentage" of Aggregate Gross Profits (as determined in the 1992 Kassar Agreement) once certain "Thresholds" (as defined in the 1992 Kassar Agreement and described below) are achieved. The "Percentage" for 1992 Covered Pictures means five percent of Aggregate Gross Profits up to $50,000,000 and three and one-half percent thereafter, which percentages will apply retroactively to the first dollar of Aggregate Gross Profits once the Aggregate Gross Profits exceed the Threshold. The "Threshold" for 1992 Covered Pictures means Aggregate Gross Profits of $17,500,000. The 1992 Covered Pictures are cross-collateralized for the purpose of determining the amount of Aggregate Gross Profits and whether the Threshold has been met for such 1992 Covered Pictures. The 1993 Kassar Agreement and the 1994 Kassar Agreement provide a separate formula for similar producer's fees for motion pictures as to which principal photography commences from January 1, 1993 through December 31, 1997 as described under "--Employment Agreements" below. Other than WAGONS EAST, which has been sold to LIVE (along with all future producer fee obligations), no motion pictures commenced principal photography during 1993. CUTTHROAT ISLAND commenced principal photography during 1994.

(2) For 1992 Covered Pictures, once Aggregate Gross Profits for such pictures, on a cross-collateralized basis, achieve the applicable Threshold (as set forth in footnote (1) above), Mr. Kassar would receive $875,000 plus (i) an additional five percent of Aggregate Gross Profits in excess of the Threshold, if any, up to Aggregate Gross Profits of $50,000,000 and (ii) an additional three and one-half percent of Aggregate Gross Profits in excess of $50,000,000, if any. In accordance with the 1994 Kassar Agreement, Mr. Kassar was paid a $500,000 non-refundable advance against his producer's fee for CUTTHROAT ISLAND which has been reflected in the "Summary Compensation Table" above.

(3)   Not applicable.


COMPENSATION OF DIRECTORS

      All directors of the Company who are not employed by the Company and who are not members of the Independent Committee are entitled to receive a fee of $1,000, plus reimbursement of expenses, for each Board and committee meeting attended. In addition, each director who served on one or more Committees of the Board other than the Independent Committee is entitled to receive an annual fee of $10,000. Each director who served on the Independent Committee is entitled to receive an annual fee of $50,000. All directors of the Company are entitled to receive non-qualified options to acquire 50,000 shares of the Company's Common Stock on the first business day of December of each year with exercise prices equal to the market price of the Company's Common Stock on the date of grant. Such options vest immediately and have a term of 10 years.

      Each director who is a member of one committee of the Board is entitled to receive additional non-qualified options to purchase 25,000 shares of Common Stock on the same date. Each director who serves on two or more committees of the Board is entitled to receive additional non-qualified options to purchase 50,000 shares of Common Stock on the same date.

      In addition to the foregoing, please see "Certain Relationships and Related Transactions" for a description of certain transactions involving certain directors and their affiliates and the Company and its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Carolco does not have a standing Compensation Committee. Instead, the functions of the Compensation Committee are handled by the Board of Directors as a whole and by its existing committees, including the Stock Option Committee and the Supervisory Committee. Messrs. Kassar and Spinks are both directors and executive officers of Carolco, but do not participate in deliberations concerning their own respective compensation as executive officers. Each of Messrs. Kassar and Spinks are also directors and executive officers of certain subsidiaries of Carolco, but do not receive separate compensation for such service. In addition to Messrs. Kassar and Spinks, the following Carolco directors or their affiliates, have certain business relationships with Carolco. Patrizio Casalini is the General Manager, Head of Films & TV Business of RCS Editori S.p.A., an affiliate of a shareholder of Carolco and which has entered into several distribution agreements with Carolco. Guy-Etienne Dufour and Rene-Claude Jouannet are officers of affiliates of CLBN. Michael E. Garstin is Executive Vice President and Senior Managing Director of Daniels & Associates, which acts as a financial advisor to Carolco. Michael E. Hope is Executive Vice President of MGM, which has entered into a distribution agreement with Carolco and which is an affiliate of a shareholder of Carolco. Kaneo Ito is Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic Corporation, which is an affiliate of a shareholder of Carolco which has entered into various distribution agreements with Carolco. Ryuichi Noda is President of Pioneer LDC, Inc., an affiliate of a shareholder of Carolco which has entered into various distribution agreements with Carolco. Gregory Pierson is General Counsel of Pioneer North America, Inc., an affiliate of a shareholder of Carolco which has entered into various distribution agreements with Carolco. Adam Singer is President and Chief Operating Officer of TCI International Holdings, Inc., an affiliate of a corporation which has invested co-production funds into CUTTHROAT ISLAND. Masaaki Sono is Senior Managing Director of Pioneer Electronic Corporation. See "Item 13 - Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

      MARIO F. KASSAR is one of the founders and Chairman of the Board of Directors and Chief Executive Officer of Carolco and has responsibility for substantially all of the production and leasing operations of Carolco. Mr. Kassar currently serves under the 1994 Kassar Agreement for the period that commenced as of August 10, 1994 (the "Agreement Effective Date") and ends December 31, 1997 (the "Term"). The 1994 Kassar Agreement amends and restates the 1993 Kassar Agreement which became effective upon consummation of the Carolco Restructuring and which terminated upon the effectiveness of the 1994 Kassar Agreement. Mr. Kassar will, however, be entitled to receive any Production-related Incentive Compensation (as defined in the 1992 Kassar Agreement), Turnaround Incentive Compensation (as defined in the 1992 Kassar Agreement), Producer's Fees (as defined in the 1993 Kassar Agreement) and Turnaround Compensation (as defined in the 1993 Kassar Agreement) to which Mr. Kassar became entitled prior to the Agreement Effective Date.

      Pursuant to the 1994 Kassar Agreement, Mr. Kassar will serve as Chairman of the Board of Directors, a member of the Supervisory (or comparable) Committee, as Chief Executive Officer of Carolco (which for purposes of the 1994 Kassar Agreement means Carolco and any other person controlled by, controlling or under common control with, directly or indirectly Carolco, excluding the Strategic Investors and MGM Holdings) and is the executive producer or producer of all films produced by Carolco during the Term. In addition, Mr. Kassar has the right to approve the selection of any Chief Operating Officer and Chief Financial Officer of Carolco (which approval will not be unreasonably withheld). The Chief Operating Officer, if any, and Chief Financial Officer of Carolco will report to Mr. Kassar. Pursuant to the 1994 Kassar Agreement, Mr. Kassar has the sole and exclusive right and authority to cause Carolco to develop, produce and distribute any motion picture produced by Carolco or its affiliates once certain budgetary and approval thresholds have been met.

      As compensation for his services, pursuant to the 1993 Kassar Agreement and the 1994 Kassar Agreement, Mr. Kassar received an annual fixed compensation of $2,250,000 in 1994. The 1993 Kassar Agreement and the 1994 Kassar Agreement both provide that such amount will increase by $250,000 in each year of the Term thereafter. Both the 1993 Kassar Agreement and the 1994 Kassar Agreement entitle Mr. Kassar to receive producer's fees ("Producer's Fees") with respect to "Covered Pictures" equal to one percent of "Gross Rentals" computed and paid retroactively to the first dollar of Gross Rentals until Actual Break-Even (as described below) (the "One Percent Fee"), plus three percent of Gross Rentals commencing at Actual Break-Even (the "Three Percent Fee") plus 10% of "Ancillary Gross Revenues" after Actual Break-Even is achieved, retroactive to the first dollar of Ancillary Gross Revenues (the "Ancillary Gross Participation") . The One Percent Fee and the Three Percent Fee are payable solely out of Carolco's receipts (other than Ancillary Gross Revenues) from the exploitation of Covered Pictures in excess of Actual Break-Even, and the Ancillary Gross Participation is payable solely out of Carolco's receipts from Ancillary Gross Revenues in excess of Actual Break-Even. Mr. Kassar is also entitled to receive $1,000,000 for each "Covered Picture" as a non-refundable minimum advance against the Producer's Fees. "Covered Pictures" are motion pictures as to which principal photography has commenced or will commence through the Term. "Gross Rentals" are all amounts (other than Ancillary Gross Revenues) received by or credited to the account of Carolco or an affiliate, or if Carolco does not directly distribute a Covered Picture, then all amounts received by or credited to the account of Carolco's licensees or distributors (with certain exceptions) from all sources other than amounts received by exhibitors or other entities engaged in retail sales to the general public with respect to the rights granted or licensed to such entity. "Ancillary Gross Revenues" are all amounts received by Carolco or any affiliate from or in connection with the exploitation of merchandising, publishing, soundtrack record and/or music publishing rights in connection with a Covered Picture. "Actual Break-Even" for each Covered Picture is the sum of (i) Carolco's and its affiliates' actual production costs, (ii) certain related interest, financing fees and costs, (iii) a fixed overhead charge, (iv) certain distribution costs and participations, (v) Mr. Kassar's non-refundable minimum advance and (vi) in the event of certain cost overruns, up to $250,000 per picture. The Producer's Fees payable to Mr. Kassar are subject to certain adjustments in the event that the final costs of a Covered Picture exceed the budget for such Covered Picture by more than the "Contingency" (the greater of ten percent of approved budget or the contingency required by the completion bond company, if any). The Producer's Fees are payable at Mr. Kassar's election in either cash or shares of Carolco Common Stock valued at the Market Price (as defined in the 1994 Kassar Agreement) on the date of such election. Until such time as the repayment in full of the Second Amended Notes (as defined below) has occurred, Mr. Kassar is required to receive the Three Percent Fee in cash and has directed Carolco to make payments of one-half of the Three Percent Fee on (a basis that is after-tax from Mr. Kassar's point-of-view) directly to the Strategic Investors on a pro rata basis to satisfy any amounts due to each of them on the Second Amended Notes in accordance with the terms of the Second Amended Notes. Additional information with respect to the Second Amended Notes is set forth herein under "Item 12 - Security Ownership of Certain Beneficial Owners and Mangement - CLBN Loan Agreement - New CIBV."

      The 1994 Kassar Agreement also provides that if, during any year of the Term, Carolco, because of its financial condition, is not expected to commence principal photography on at least two pictures in that year of the Term and Carolco elects not to proceed to production on any project in development submitted by Mr. Kassar, then Mr. Kassar is entitled to set up the production elsewhere and receive a fee equal to fifty percent of the aggregate executive producing and other fees paid to Carolco for Mr. Kassar's services after Carolco has recouped its development and other related expenses with respect to such project ("Turnaround Compensation"). Turnaround Compensation is limited to two projects in each calendar year during the Term. Turnaround Compensation is payable at Mr. Kassar's election in either cash or shares of Carolco Common Stock valued at the Market Price on the date of such election. Until such time as the repayment of the Second Amended Notes has occurred in full, Mr. Kassar is required to receive the Turnaround Compensation in cash and has directed Carolco to make payments of seventy-five percent of the Turnaround Compensation (on a basis that is after-tax from Mr. Kassar's point-of-view) directly to the Strategic Investors on a pro rata basis to satisfy any amounts due to each of them on the Second Amended Notes in accordance with the terms of the Second Amended Notes. The 1994 Kassar Agreement also provides that Mr. Kassar is entitled to such additional incentive compensation as may be approved by Carolco's Board of Directors.

      The 1994 Kassar Agreement also provides that Mr. Kassar receives $7,500 per month for non-accountable business expenses and reimbursement of all reasonable and customary business travel and entertainment expenses and certain other fringe benefits. Mr. Kassar is also entitled to reimbursement of legal and accounting fees and expenses incurred in connection with the 1993 Kassar Agreement, the 1994 Kassar Agreement, the Restructuring and the proposed Merger with LIVE which has been abandoned, not to exceed $500,000. Carolco is also to provide Mr. Kassar with a split rate life insurance policy for his benefit in the amount of not less than $25,000,000. The 1994 Kassar Agreement further provides that all stock options to purchase Carolco Common Stock granted to Mr. Kassar under the 1993 Kassar Agreement prior to the Agreement Effective Date are terminated. Pursuant to and simultaneous with the execution and delivery of the 1994 Kassar Agreement, Carolco and Mr. Kassar executed and delivered a stock option agreement pursuant to which Carolco granted to Mr. Kassar stock options under the 1989 Plan, as amended pursuant to the terms of the Restructuring, reflecting a discretionary option grant by a committee of the Carolco Board, all of whose members are "disinterested persons" as that term is defined in Rule 16b-3(c)(2)(i) of the Exchange Act, pursuant to which Mr. Kassar was granted options to purchase 15,000,000 shares of Carolco Common Stock at $0.40625 per share, of which 5,294,106 (through March 31, 1995) are immediately exercisable and the remainder vest pro rata on a monthly basis during the Term. Pursuant to the 1994 Kassar Agreement, Carolco also agreed to use its best efforts to register under the Securities Act, upon Mr. Kassar's demand, the unregistered shares of Carolco Common Stock presently held by or to be issued to Mr. Kassar or his affiliates. Mr. Kassar has informed Carolco that he has no current intention to demand such registration rights. Pursuant to the 1994 Kassar agreement, Mr. Kassar is also entitled to receive and will continue to receive such fringe benefits as he now enjoys and as shall become available in the future to those with similar positions in the motion picture industry, including without limitation those fringe benefits specified in the 1994 Kassar Agreement.

      If the 1994 Kassar Agreement is terminated (1) by Mr. Kassar for "Good Reason" or (2) by Carolco other than for "Cause," "Retirement," "Death," or "Disability," Mr. Kassar shall receive a payment equal to 299% of the aggregate of all fixed annual compensation discounted to its then present value at a discount rate of five percent per annum with respect to each future payment plus any Producer's Fees, Turnaround Compensation and additional incentive compensation to which Mr. Kassar has become entitled, the Company will arrange to provide Mr. Kassar with life, disability, accident and health insurance and all other benefits substantially similar to those which Mr. Kassar is then receiving, and all stock options granted under the 1994 Kassar Agreement will become immediately exercisable. Pursuant to the 1994 Kassar Agreement, should any payment thereunder or contemplated thereby be subject to excise tax pursuant to Section 4999 of the Code (or comparable state or local tax laws), Mr. Kassar is entitled to receive from Carolco such additional compensation as is necessary (after taking into account all Federal, state and local income taxes payable by Mr. Kassar as a result of such compensation) to place Mr. Kassar in the same after-tax position that he would have been in had no such excise tax (or any interest or penalties thereon) been paid or incurred. "Good Reason" includes a "Change in Control" defined as (i) the acquisition by any person, excluding each of the Strategic Investors, MGM Holdings and their respective affiliates as of May 3, 1993, of 40% or more of the Full Voting Power of Carolco (as defined in the 1994 Kassar Agreement) or (ii) the acquisition by any Strategic Investor, MGM Holdings or any of their respective affiliates of an additional 20% of the Full Voting Power of Carolco in excess of the amount of the Full Voting Power of such Strategic Investor, MGM Holdings or any of their respective affiliates as of October 20, 1993, excluding from what is deemed to be acquired (a) any securities issued pursuant to the Standby Agreement, (b) any securities obtained by Le Studio under the put/call arrangement between MGM Holdings and Le Studio regarding the Carolco 5% Notes entered into by MGM Holdings in connection with the Restructuring and (c) the realization of Carolco Common Stock pledged by New CIBV to each of the Strategic Investors pursuant to the Amended Pledge Agreements (as defined in "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Certain Loan Agreement - New CIBV." "Good Reason" also includes, among other things, (x) the failure of Carolco, other than for reasons solely within Mr. Kassar's control, to commence principal photography on at least one picture for six consecutive quarters for any time period commencing after October 20, 1993, if the financial condition of Carolco does not prevent Carolco from undertaking such activity, and (y) any fundamental change to the principal business of Carolco so that Carolco is no longer principally involved in motion picture production. In addition, if the 1994 Kassar Agreement is terminated by Mr. Kassar for "Good Reason," or by Carolco other than for "Cause," "Retirement," "Death" or "Disability," Carolco will retain Mr. Kassar as a consultant for a period of three years commencing on the date of such termination at an annual compensation rate equal to fifty percent of Mr. Kassar's annual fixed compensation under the 1994 Kassar Agreement. In the event the 1994 Kassar Agreement is terminated as set forth in the preceding sentence, Mr. Kassar will be entitled to continue to develop certain projects in development by Carolco at the time of such termination. Mr. Kassar is entitled to the protection of directors' and officers' insurance policies maintained by Carolco, and Carolco has agreed to use its best efforts to maintain in effect for not less than six years after a Change in Control policies of directors' and officers' liability insurance of at least the same coverage as those maintained by Carolco as of January 1, 1992. Furthermore, if the 1994 Kassar Agreement expires by its terms on December 31, 1997 and Mr. Kassar and Carolco do not enter into a new employment agreement and Carolco produces a remake, sequel or prequel (a "Subsequent Production") of any motion picture produced by Carolco prior to the commencement of or during the Term, then, with regard to Subsequent Productions intended for initial theatrical release, Mr. Kassar will be entitled, in certain circumstances, to the first opportunity to render services and receive compensation as a producer or executive producer thereof. Mr. Kassar will also be entitled to certain "passive" compensation (with no obligation to render any services whatsoever), (i) with regard to Subsequent Productions intended for initial theatrical release, if no agreement is reached between Mr. Kassar and Carolco with respect to Mr. Kassar's services in connection with such motion pictures, and (ii) with regard to Subsequent Productions intended for initial release on television (excluding theatrical motion pictures released initially to pay-for-view prior to theatrical release).

      Section 162(m) of the Code, which applies to taxable years beginning on or after January 1, 1994, provides that no "publicly held corporation" shall be allowed a deduction for "applicable employee remuneration" to any "covered employee" in excess of $1 million in any taxable year. Because Mr. Kassar would be considered a "covered employee" under Section 162(m), the deductibility limits of this section will apply to the compensation paid to him pursuant to the 1994 Kassar Agreement.

      LYNWOOD SPINKS and Carolco have entered into an agreement for the services of Mr. Spinks as Executive Vice President/President of Production of Carolco from March 1992 through December 31, 1997. The agreement replaced a previous employment agreement with Mr. Spinks which commenced in March 1990 and was to expire in March 1994. Under the agreement, Mr. Spinks receives an annual base salary of $360,000 for the first year of the term, $400,000 for the second year of the term, and increases in the annual base salary of 7% for each successive full year (or partial year for March through December 1997) of the term. In contemplation of the new agreement, Mr. Spinks received bonuses aggregating $200,000 in 1992. In addition, he received a loan of $300,000 which bears interest at Carolco's borrowing rate. The loan plus accrued interest is to be forgiven 25% on March 1 of each year commencing March 1, 1994. Mr. Spinks is entitled to a bonus of $50,000 for each motion picture produced by Carolco during the term of the agreement. In addition, Mr. Spinks' Agreement requires that he be granted 1,250,000 stock options when Carolco granted options to certain of its employees promptly following the closing of the Carolco Restructuring. Because no options were granted in connection with the Restructuring, these options had not been granted as of the date hereof. One-third of such options were to become exercisable on June 1, 1994 and one-half of the remaining options would become exercisable on each of June 1, 1995 and June 1, 1996. Mr. Spinks is also entitled to split rate term life insurance in the amount of $1,350,000. Carolco will pay the premiums for such life insurance and will have the right to recoup such premiums plus 6% interest per annum out of any benefits paid under the policy. Mr. Spinks has certain minimum compensation, incentive compensation and benefits protection under the agreement.

      If Mr. Spinks' employment is terminated by Carolco for other than a "Material Breach," "Death," "Retirement" or "Disability" (physical or mental incapacity for over 120 consecutive days, or for shorter periods aggregating 20 weeks within one year), or by Mr. Spinks for (i) the failure by Carolco to substantially perform a material condition or covenant of the agreement, or (ii) a "Change in Control" of Carolco, Mr. Spinks is entitled to receive (i) a lump sum payment equal to 200% of the aggregate of all annual base salary due for the remainder of the term, each payment to be discounted to its then present value at a discount rate of LIBOR plus 2% per annum, (ii) any per picture bonus or other incentive compensation then due but not yet paid and
(iii) certain insurance until December 31, 1997. For purposes of the agreement, "Change in Control" is defined as the acquisition of 40% or more of the "Full Voting Power" of Carolco by any person other than Le Studio, MGM Holdings, Pioneer or RCS. With respect to Le Studio, MGM Holdings, Pioneer and RCS, a Change in Control will be deemed to have occurred if any of them acquires an additional 20% of the Full Voting Power of Carolco in excess of the amount of such person's Full Voting Power upon the closing of the Restructuring excluding certain specified acquisitions of securities. Mr. Spinks also has the right to terminate his agreement in the event Mr. Kassar's employment with Carolco terminates other than by reason of death, disability or retirement. In the event Mr. Spinks terminates his employment for such reason, he will be required to render services for a period to be agreed to with Carolco, but in no event less than 90 days nor more than 180 days. Upon the expiration of this period, Mr. Spinks will not be entitled to any additional compensation under the agreement.

      WILLIAM A. SHPALL and Carolco entered into an employment agreement for the services of Mr. Shpall from May 6, 1992 to May 5, 1995, which terminated upon his resignation on December 31, 1994. Pursuant to the agreement, Mr. Shpall served as an Executive Vice President and Chief Financial Officer of Carolco. Mr. Shpall was entitled to receive an annual base salary of $300,000 for the first year of the agreement, $350,000 for the second year, and $400,000 for the third year, plus such incentive compensation as may have been determined from time to time by Carolco's Board of Directors. In addition, upon execution of the agreement, Mr. Shpall received a $100,000 signing bonus and immediately exercisable options to purchase 25,000 shares of Carolco Common Stock at an exercise price of $2.875 per share. During the term of the agreement, Mr. Shpall was provided with health and disability insurance.

      ROBERT W. GOLDSMITH and Carolco have entered into an employment agreement for the services of Mr. Goldsmith from April 1, 1991 through September 30, 1996. Under the agreement Mr. Goldsmith receives an annual base salary of $185,000 for the first year, $205,000 for the second year, $225,000 for the third year, $245,000 for the fourth year, $265,000 for the fifth year and at an annual rate of $285,000 for the last 6 months. In addition, under the terms of the agreement, Mr. Goldsmith received 25,000 stock options for Carolco Common Stock at an exercise price of $7.75 per share, vesting ratably over the term of the agreement, and 100,000 shares (or no cost options to acquire 100,000 shares) of the common stock of CSI vesting ratably over the term of the contract. Pursuant to the terms of the employment agreement, in May 1992, Carolco repurchased such CSI stock from Mr. Goldsmith for $30,000. If Mr. Goldsmith's employment is terminated by Carolco for other than a "Material Breach," "Death" or "Disability" (physical or mental incapacity for over 120 consecutive days, or shorter periods aggregating 20 weeks), or by Mr. Goldsmith for "Material Breach" (which includes (i) any material change in Mr. Goldsmith's duties under the agreement and (ii) any change in location of principal services), Mr. Goldsmith is entitled to receive the total salary remaining under the agreement at such time discounted to its then present value at a discount rate of nine percent per annum. In November 1992 and October 1994, Mr. Goldsmith received signing bonuses of $87,000 and $132,500, respectively, from Carolco upon execution of amendments to his employment agreement which extended the term to its current expiration date.

      KAREN A. TAYLOR and Carolco have entered into an employment agreement for the services of Ms. Taylor as Senior Vice President of Finance from March 20, 1991 through September 30, 1996 as amended on November 1, 1993 and October 1994. Under the agreement, as amended, Ms. Taylor receives an annual fixed compensation of $145,000 for the first year, $160,000 for the second year, $160,000 for the period from March 20, 1993 through October 31, 1993, $200,000 for the period from November 1, 1993 through March 19, 1994, $225,000 for the fourth year, $240,000 for the fifth year and at an annal rate of $255,000 for the last six months. Pursuant to the agreement, on May 1, 1991, Carolco granted to Ms. Taylor options to purchase 12,000 shares of Carolco Common Stock at an exercise price of $8.25 per share vesting as follows: 3,000 on May 1, 1991, 3,000 on August 20, 1991, 3,000 on March 20, 1992 and 3,000 on August 20, 1992.
In May 1992 and October 1994, Ms. Taylor received signing bonuses of $50,000 and $120,000, respectively, from Carolco upon execution of amendments to this employment agreement which extended the term to its current expiration date. If Ms. Taylor's employment is terminated by Carolco for other than a "Material Breach," "Death" or "Disability" (physical or mental incapacity for over 120 consecutive days, or shorter periods aggregating 20 weeks), or by Ms. Taylor for "Material Breach" (which includes (i) any material change in Ms. Taylor's duties under the agreement and (ii) any change in location of principal services), Ms. Taylor is entitled to receive the total salary remaining under the agreement at such time discounted to its then present value at a discount rate of nine percent per annum, and all stock options granted under the agreement will immediately vest and become exercisable.

      The employment agreements of Ms. Taylor and Messrs. Kassar, Spinks and Goldsmith each provide that such employee will keep secret all material confidential matters of Carolco that are not otherwise in the public domain and will not intentionally disclose them to anyone outside of Carolco, either during or after the term of employment, except with Carolco's written consent. Most other employment agreements which Carolco has entered into with various employees contain similar provisions. None of the Named Executives has entered into non-competition agreements with Carolco.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

INTRODUCTION

      The following table sets forth as of March 31, 1995, certain information concerning the ownership of shares of Carolco's voting securities: Carolco Common Stock and Carolco Series A Preferred. The Carolco Series A Preferred votes on an as converted basis on all matters which may come before the holders of Common Stock voting together on such matters with the Carolco Common Stock. Information is provided concerning the ownership of Carolco's voting securities by (i) the holders known to Carolco of more than 5% of any class of Carolco's voting securities, (ii) each executive officer and director of Carolco and
(iii)  all executive officers and directors of Carolco as a group.

      The first two columns of the table provide information regarding the voting power of the foregoing persons, entities and groups. Columns 3 through 7 of the table show their beneficial ownership of voting securities issued and outstanding as of March 31, 1995. Beneficial ownership has been determined in accordance with Rule 13d-3(a) under the Exchange Act which provides that a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power which includes the power to vote, or to direct the voting of, such security and/or (ii) investment power which includes the power to dispose of, or to direct the disposition of, such security. Where known by Carolco, the footnotes to the table indicate when shares have been included in the table based upon beneficial ownership resulting other than from actual ownership of the shares.

      Column 5 of the table ("Number of Shares of Issued and Outstanding Carolco Common Stock") includes only shares of Carolco Common Stock actually issued and outstanding as of March 31, 1995. Column 7 ("Shares of Carolco Common Stock in Which Person Has Right to Acquire Beneficial Ownership Within 60 Days") provides information with respect to shares of Carolco Common Stock that are not held by a person as of March 31, 1995, but which a person has the right to acquire beneficial ownership of within 60 days of that date (such as upon the exercise of options or warrants, the conversion of convertible securities or through other similar securities or arrangements). Shares of Carolco Common Stock issuable upon exercise of options or warrants, upon conversion of convertible securities, or through other similar securities or arrangements are included in Column 7 if such options, warrants, convertible securities or other similar securities or arrangements are exercisable (or convertible) within 60 days of March 31, 1995, regardless of whether the exercise, conversion or other acquisition price is above or below the current market price for Carolco Common Stock.

      The final two columns of the table show each of the person's, entity's and group's beneficial ownership of Carolco Common Stock calculated in accordance with Rule 13d-3(d) (1) under the Exchange Act, and includes shares of Carolco Common Stock issued and outstanding as of March 31, 1995, as well as shares for which beneficial ownership may be acquired within 60 days of that date. In accordance with Rule 13d-3(d) (1) under the Exchange Act, any securities not outstanding but which are the subject of options, warrants, rights, or conversion privileges (or other arrangements which could result in the issuance of additional shares of Carolco Common Stock by Carolco) exercisable within 60 days of March 31, 1995, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. As a result of the manner in which the percentage of beneficial ownership is calculated, the aggregate percentages of beneficial ownership held by the persons, entities and groups in the table may exceed 100%.

      Certain members of the Board of Directors named in the table are affiliated with one of the beneficial owners of more than 5% of Carolco's voting securities (a "5% Owner"). In certain circumstances, a 5% Owner may be deemed to beneficially own Carolco's voting securities held by such directors, and vice versa. For purposes of the table below, (i) the beneficial ownership of a 5% Owner includes such director's ownership where indicated by footnote even though the 5% Owner may disclaim beneficial ownership of such shares and (ii) the beneficial ownership of the director does not include such 5% Owner's beneficial ownership solely by reason of such director's affiliation for service by such 5% Owner.

                         BENEFICIAL OWNERSHIP OF CAROLCO

                                                                                                           Number of
                                                                                                           Shares of
                                                                                                           Issued and
                                                                        Percent of     Number             Outstanding
                                                                        Votes that   of Shares   Percent    Carolco     Percent
Beneficial Owners of More than 5% of any                                  may be      of New       of        Common       of
   of Carolco's Voting Securities          Votes Entitled to Cast         Cast(2)    Preferred    Class      Stock       Class
- ----------------------------------------   ---------------------------  ----------   ---------   -------  -----------   -------
New CIBV(3). . . . . . . . . . . . . . .     7,929,328                      2.8%                            7,929,328      5.8%
Le Studio. . . . . . . . . . . . . . . .    48,490,093(5)                  17.0%      12,500      15.2%    26,100,031     19.0%
LDC Films, Inc. ("LDC"). . . . . . . . .   118,068,772(8)                  41.4%      40,000      48.5%    46,420,574     33.7%
RCS Communications . . . . . . . . . . .    15,960,316(11)                  5.6%                           15,960,316     11.6%
MGM Holdings . . . . . . . . . . . . . .    53,736,148(14)                 18.8%      30,000      36.3%             0         *
New CIBV, Le Studio, LDC, RCS
   Communications and MGM Holdings as
   a group (16). . . . . . . . . . . . .   244,184,657(4)(5)(8)(11)(14)    85.6%      82,500       100%    96,410,249     70.1%

MANAGEMENT
Mario F. Kassar (3)(17). . . . . . . . .     7,929,328                      2.8%                            7,929,328      5.8%
Lynwood Spinks (18). . . . . . . . . . .             0                         *                                    0         *
Karen A. Taylor (19) . . . . . . . . . .             0                         *                                    0         *
Patrizio Casalini (20) . . . . . . . . .             0                         *                                    0         *
Hector P. Dowd (21). . . . . . . . . . .             0                         *                                    0         *
Guy-Etienne Dufour (22). . . . . . . . .             0                         *                                    0         *
Michael E. Garstin (23). . . . . . . . .         5,000                         *                                5,000         *
Michael S. Hope (24) . . . . . . . . . .             0                         *                                    0         *
Kaneo Ito (25) . . . . . . . . . . . . .             0                         *                                    0         *
Rene-Claude Jouannet (26). . . . . . . .             0                         *                                    0         *
Gordon C. Luce (27). . . . . . . . . . .             0                         *                                    0         *
Ryuichi Noda (28). . . . . . . . . . . .             0                         *                                    0         *
Gregory Pierson (29) . . . . . . . . . .             0                         *                                    0         *
Joseph A. Scudero (30) . . . . . . . . .             0                         *                                    0         *
Adam Singer (31) . . . . . . . . . . . .             0                         *                                    0         *
Masaaki Sono (32)  . . . . . . . . . . .             0                         *                                    0         *
Robert W. Goldsmith (33) . . . . . . . .             0                         *                                    0         *
Lewis Weakland (34). . . . . . . . . . .             0                         *                                    0         *
All officers and directors as a group**(35)  7,934,328                      2.8%                            7,934,328      5.8%


                                                           Shares of
                                                         Carolco Common
                                                        Stock in Which
                                                        Person Has Right               Amount of Beneficial Ownership of Carolco
                                                          to Acquire                     Common Stock as of March 31, 1995 (1)
                                                           Beneficial             --------------------------------------------------
Beneficial Owners of More than 5% of any                   Ownership                  Number of
   of Carolco's Voting Securities                         Within 60 Days                 shares                            Percent
- --------------------------------------------------      ----------------          --------------------------------------------------
New CIBV(3). . . . . . . . . . . . . . . . . . . .                  0               7,929,328(4)                               5.8%
Le Studio. . . . . . . . . . . . . . . . . . . . .         35,783,146              61,883,177(6)(7)                           36.3%
LDC Films, Inc. ("LDC"). . . . . . . . . . . . . .         88,529,608             134,950,182(9)(10)                          60.5%
RCS Communications . . . . . . . . . . . . . . . .          4,476,439              20,436,755(12)(13)                         14.7%
MGM Holdings . . . . . . . . . . . . . . . . . . .         53,736,148              53,736,148(15)                             28.1%
New CIBV, Le Studio, LDC, RCS
   Communications and MGM Holdings as
   a group (16). . . . . . . . . . . . . . . . . .        182,525,341             271,006,262(4)(6)(7)(9)(10)(12)(13)(15)     87.2%

MANAGEMENT
Mario F. Kassar (3)(17). . . . . . . . . . . . . .          7,383,223              15,312,551                                 10.6%
Lynwood Spinks (18). . . . . . . . . . . . . . . .            175,000                 175,000                                     *
Karen A. Taylor (19) . . . . . . . . . . . . . . .             19,000                  19,000                                     *
Patrizio Casalini (20) . . . . . . . . . . . . . .                  0                       0                                     *
Hector P. Dowd (21). . . . . . . . . . . . . . . .            100,000                 100,000                                     *
Guy-Etienne Dufour (22). . . . . . . . . . . . . .                  0                       0                                     *
Michael E. Garstin (23)  . . . . . . . . . . . . .            265,000                 265,000                                     *
Michael S. Hope (24) . . . . . . . . . . . . . . .                  0                       0                                     *
Kaneo Ito (25) . . . . . . . . . . . . . . . . . .            100,000                 100,000                                     *
Rene-Claude Jouannet (26). . . . . . . . . . . . .                  0                       0                                     *
Gordon C. Luce (27). . . . . . . . . . . . . . . .            100,000                 100,000                                     *
Ryuichi Noda (28). . . . . . . . . . . . . . . . .            155,000                 155,000                                     *
Gregory Pierson (29) . . . . . . . . . . . . . . .             50,000                  50,000                                     *
Joseph A. Scudero (30) . . . . . . . . . . . . . .            100,000                 100,000                                     *
Adam Singer (31) . . . . . . . . . . . . . . . . .                  0                       0                                     *
Masaaki Sono (32)  . . . . . . . . . . . . . . . .            100,000                 100,000                                     *
Robert W. Goldsmith (33) . . . . . . . . . . . . .             30,000                  30,000                                     *
Lewis Weakland (34). . . . . . . . . . . . . . . .             11,000                  11,000                                     *
All officers and directors as a group**(35). . . .          8,583,223              16,517,551                                 11.3%

- ----------------

*    Less than 1%
**   18 persons comprised of all those named above.

     All of the persons listed in the chart above have sole voting power and sole investment power over the capital stock they beneficially own unless otherwise indicated in the footnotes below.

(1) The number of shares and percentages are based upon 137,641,353 shares of Carolco Common Stock outstanding, excluding 2,373,756 shares of treasury stock, as of March 31, 1995. The shares of Carolco Common Stock underlying immediately exercisable options, warrants or rights, immediately convertible securities, or options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of March 31, 1995 are deemed to be outstanding for the purpose of calculating the number and percentage owned by the holders of such options, warrants, rights or convertible securities.

(2) Based upon 285,415,762 possible votes (comprised of (i) the 137,641,353 votes which may be cast by all holders of outstanding Carolco Common Stock and
(ii) the 147,774,409 votes which may be cast by the holders of the Carolco Series A Preferred (22,390,062 votes by Le Studio, 71,648,198 votes by Pioneer and 53,736,149 votes by MGM Holdings) as of March 31, 1995. The holders of the Carolco Series A Preferred have the same voting rights (and thus are entitled to the same number of votes) as such holders would be entitled to if such holders converted such preferred stock into Carolco Common Stock.

(3) All of the capital stock of New CIBV is owned by Clorenda Corporation A.V.V., an Aruba corporation, which is in turn owned 50.1% by The Kassar Family Trust, which benefits certain members of Mr. Kassar's family, and 49.9% by Canora A.V.V., an Aruba corporation, owned 100% by Mr. Kassar. The address of New CIBV is Parklaan 46, 3016 BC Rotterdam, The Netherlands. The address of Clorenda Corporation A.V.V. is P.O. Box 767, Polarisweg 36A, Willemstad, Curacao, Netherlands Antilles. The address of The Kassar Family Trust is BT Trustees (Jersey) Ltd., P.O. Box 634, Charles Place, Charles Street, St. Helier, Jersey, JB48YE Channel Islands.

(4) Includes 7,929,327 shares of Carolco Common Stock held by New CIBV which are pledged to Le Studio, Pioneer and RCS (2,643,109 shares each) as security for loans outstanding. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below.

(5) Includes 26,100,031 shares of Carolco Common Stock indirectly owned by Le Studio through its wholly owned subsidiary Cinepole, and 22,390,062 shares of Carolco Common Stock issuable upon conversion of the 12,500 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by Le Studio through Cinepole.

(6) Le Studio owns 100% of the outstanding stock of Cinepole. Includes 22,390,062 shares of Carolco Common Stock issuable upon conversion of the 12,500 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by Le Studio through Cinepole. The Carolco Series A Preferred is entitled to vote together with the Carolco Common Stock on all matters coming before the holders of the Carolco Common Stock as if its holder had converted the Carolco Series A Preferred into Carolco Common Stock. On that basis, Le Studio is entitled to cast 22,390,062 votes on matters coming before the holders of Carolco Common Stock pursuant to its ownership of the Carolco Series A Preferred. In addition, the Carolco Series A Preferred is entitled to vote separately as a class in certain limited circumstances. Also includes 9,999,975 shares of Carolco Common Stock issuable upon conversion of $7,500,000 in aggregate principal amount of Carolco 7% Notes (outstanding as of March 31, 1995) held by Le Studio through Cinepole, which are convertible. Cinepole has informed Carolco that it has shared voting power and shared investment power over all of its currently held securities with Le Studio and Le Studio's corporate parent, Canal+ S.A. The address of Cinepole is Surinameweg 2, NL- 2035 VA Haarlem, The Netherlands. The address of Le Studio is 17, rue Dumont d'Urville, 75116 Paris, France. The address of Canal+ S.A. is 85-89, Quai Andre Citroen, 75015 Paris, France.

(7) Includes 2,643,109 shares of Carolco Common Stock, pursuant to Rule 13-3(d) (3) (i) of the Exchange Act, over which Le Studio has a first priority security interest and over which Le Studio does not exercise voting or dispositive power. Also includes 500,000 shares of Carolco Common Stock over which Le Studio does not exercise voting or dispositive power which are issuable upon exercise of a call right. See "- Certain Transactions Involving New CIBV and the Strategic Investors" below. Includes options to purchase 250,000 shares of Carolco Common Stock held by former directors of the Company who are affiliated with Le Studio.

(8) Includes 46,420,574 shares of Carolco Common Stock directly owned by LDC and 71,648,198 shares of Carolco Common Stock issuable upon conversion of the 40,000 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by LDC.

(9) Includes 71,648,198 shares of Carolco Common Stock issuable upon conversion of the 40,000 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by LDC. The Carolco Series A Preferred is entitled to vote together with the Carolco Common Stock on all matters coming before the holders of the Carolco Common Stock as if its holder had converted the Carolco Series A Preferred into Carolco Common Stock. On that basis, LDC is entitled to cast 71,648,198 votes on matters coming before the holders of Carolco Common Stock pursuant to its ownership of the Carolco Series A Preferred. In addition, the Carolco Series A Preferred is entitled to vote separately as a class in certain limited circumstances. Also includes 13,333,300 shares of Carolco Common Stock issuable upon conversion of $10,000,000 in aggregate principal amount of Carolco 7% Notes (outstanding as of March 31, 1995) held by LDC which are convertible. Pioneer Electronic Corporation owns all of the outstanding capital stock of Pioneer LDC, Inc., which in turn owns all of the outstanding shares of capital stock of LDC. In their most recent Schedule 13D filed with the Commission, Pioneer Electronic Corporation also claimed beneficial ownership over all of the securities of Carolco held by LDC. The address of Pioneer Electronic Corporation, LDC and Pioneer LDC, Inc. is 4-1 Meguro, 1 Chome, Meguro-ku, Tokyo 153, Japan.

(10) Includes 2,643,109 shares of Carolco Common Stock, pursuant to Rule 13d-3(d) (3) (i) of the Exchange Act, over which Pioneer Entertainment (USA) L.P. ("Pioneer Entertainment") has a first priority security interest and over which Pioneer Entertainment does not exercise voting or dispositive power. Also includes 500,000 shares of Carolco Common Stock over which Pioneer Entertainment does not exercise voting or dispositive power which are issuable upon exercise of a call right. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below. Pioneer Electronic Corporation owns all the outstanding capital stock of Pioneer LDC, Inc., which in turn owns all of the outstanding capital stock of LDC Films (USA), Inc. which is the general partner of Pioneer Entertainment. Includes options to purchase 405,000 shares of Carolco Common Stock held by Pioneer Electronic Corporation affiliated or nominated directors.

(11) Includes 15,960,316 shares of Carolco Common Stock directly owned by RCS Communications.

(12) Includes 1,333,330 shares of Carolco Common Stock issuable upon conversion of $1,000,000 in aggregate principal amount of Carolco 7% Notes (outstanding as of March 31, 1995) held by RCS Communications, which are convertible. RCS Editori S.p.A. directly owns 60% of the outstanding stock of RCS and indirectly owns 40% of the outstanding stock of RCS. Prior to December 1992, RCS owned 100% of the outstanding stock of RCS NV. In December 1992, RCS transferred to RCS Communications all of the outstanding stock of RCS NV. RCS Communications is 100% owned by RCS Editori S.p.A. RCS

Editori S.p.A. may therefore be deemed to own beneficially all of the securities owned by RCS, RCS NV and RCS Communications. RCS Editori S.p.A. has informed Carolco that it has shared voting power and shared investment power over all of its beneficially owned securities with RCS, RCS NV and RCS Communications. The address of RCS Editori S.p.A. is Via A. Rizzoli 2, 20132 Milan, Italy. The address of RCS and RCS Communications is Museumplein 11, 1071 DJ Amsterdam, The Netherlands. The address of RCS NV is Emmalaan 6, P.O. Box 837, Curacao, Netherlands Antilles.

(13) Includes 2,643,109 shares of Carolco Common Stock, pursuant to Rule 13d-3(d) (3) (i) of the Exchange Act, over which RCS has a first priority security interest and over which RCS and RCS Editori S.p.A. do not exercise voting or dispositive power. Also includes 500,000 shares of Carolco Common Stock over which RCS and RCS Editori S.p.A. do not exercise voting or dispositive power which are issuable upon exercise of a call right. See "-- Certain Transactions Involving New CIBV and the Strategic Investors" below.

(14) Includes 53,736,148 shares of Carolco Common Stock issuable upon conversion of the 30,000 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by MGM Holdings.

(15) MGM Holdings is 100% owned by Credit Lyonnais International Services S.A., which is 100% owned by Credit Lyonnais S.A. Includes 53,736,148 shares of Carolco Common Stock issuable upon conversion of the 30,000 shares of Carolco Series A Preferred (plus accrued but unpaid dividends through March 31, 1995) held by MGM Holdings. The Carolco Series A Preferred is entitled to vote together with the Carolco Common Stock on all matters coming before the holders of the Carolco Common Stock as if its holder had converted the Carolco Series A Preferred into Carolco Common Stock. On that basis, MGM Holdings is entitled to cast 53,736,148 votes on matters coming before the holders of Carolco Common Stock pursuant to its ownership of the Carolco Series A Preferred. In addition, the Carolco Series A Preferred is entitled to vote separately as a class in certain limited circumstances. Does not include 53,167,627 shares of Carolco Common Stock issuable upon conversion of $31,900,570 in aggregate principal amount of Carolco 5% Notes (outstanding as of March 31, 1995) which are convertible under certain circumstances, but are not presently convertible within 60 days of March 31, 1995. In their Schedule 13D dated October 13, 1994, MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. claimed shared voting power and shared investment power over 104,928,758 shares of Carolco Common Stock. The address of MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. is 19 Boulevard des Italiennes, 75002 Paris, France.

(16) The information regarding such a group is given for illustrative purposes only, and is not to be considered an admission by Carolco or any of such corporations as to the existence of such a group. Not all of the corporations listed have affirmed the existence of such a group. On August 27, 1993, Le Studio and Canal+ S.A. filed an Amendment No.9 to Schedule 13D with the Commission stating that RCS, Pioneer, MGM Holdings, New CIBV and Le Studio had formed a group. However, on October 20, 1993, RCS, RCS NV and RCS Editori S.p.A. filed an Amendment No.2 to Schedule 13D with the Commission stating that they, Pioneer, MGM Holdings, New CIBV and Le Studio may be deemed to be a group within the meaning of Regulation 13D-G under the Exchange Act, but not affirming the existence or formation of such a group. In addition, in their Amendment No.4 to Schedule 13D filed with the Commission in October 1993, Pioneer and its affiliates each disclaimed membership in a group. In addition New CIBV filed an Amendment No.13 to Schedule 13D with the Commission on February 20, 1994 disclaiming membership in a group. In their Amendment No.1 to Schedule 13D filed with the Commission on October

20, 1993, MGM Holdings, Credit Lyonnais International Services S.A. and Credit Lyonnais S.A. expressly affirmed membership in a group and reported that they, Le Studio, Canal+ S.A., Cinepole, Pioneer and RCS may be deemed to have formed a group for the purpose of obtaining a majority representation on Carolco's Board of Directors upon consummation of the Carolco Restructuring. Although the Strategic Investors, MGM Holdings and New CIBV have only a limited agreement amongst themselves as to certain voting agreements set forth in the stockholders agreement described under "Item 10 - Directors and Executive Officers of Registrant -- Management Arrangements -- Stockholders Agreement," and although the Strategic Investors have different interests as to Carolco, information has been included in the table above as if a change in control of Carolco has occurred. Information in Amount of Beneficial Ownership of Carolco Common Stock does not include 7,929,327 shares of Carolco Common Stock over which Le Studio, Pioneer Entertainment and RCS have a first priority security interest and over which they do not exercise voting or dispositive power.

(17) Mr. Kassar is the Chairman of the Board of Directors and Chief Executive Officer of Carolco. Mr. Kassar may be deemed to own beneficially the securities owned by New CIBV. Includes 7,383,223 shares of Carolco Common Stock which are issuable to Mr. Kassar upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995), 6,838,223 of which were granted pursuant to Mr. Kassar's prior and current employment agreements.

(18) Includes 175,000 shares of Carolco Common Stock which are issuable upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995), 25,000 of which were granted pursuant to Mr. Spinks' prior employment agreement.

(19) Includes 19,000 shares of Carolco Common Stock which are issuable upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995), 12,000 of which were granted pursuant to Ms. Taylor's employment agreement.

(20) Mr. Casalini is General Manager, Head of Films & TV Business of RCS Editori S.p.A. and a director of Carolco. Mr. Casalini owns no shares.

(21) Includes 100,000 shares of Carolco Common Stock which are issuable to Mr. Dowd upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(22) Mr. Dufour is the Executive Vice President and General Manager of the International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A., a director of MGM, Secretary of MGM Holdings, and a director of Carolco. Although Mr. Dufour may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Dufour has disclaimed beneficial ownership of such securities. Mr. Dufour declined to accept options to acquire 100,000 shares of Carolco Common Stock which he was entitled to receive on December 1, 1993 and December 1, 1994 for his service as a director of Carolco.

(23) Includes 260,000 shares of Carolco Common Stock which are issuable to Mr. Garstin upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(24) Mr. Hope is Executive Vice President of MGM, and a director of Carolco. Although Mr. Hope may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Hope has disclaimed beneficial ownership of such securities. Mr. Hope declined to accept options to acquire 150,000 shares of Carolco Common Stock which he was entitled to receive on December 1, 1993 and December 1, 1994 for his service as a member of the Supervisory Committee of the Board of Directors and as a director of Carolco.

(25) Mr. Ito is the Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic Corporation, and a director of Carolco. Although Mr. Ito may be deemed to own beneficially the securities owned by LDC and Pioneer, Mr. Ito has disclaimed beneficial ownership of such securities. Includes 100,000 shares of Carolco Common Stock which are issuable to Mr. Ito upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(26) Mr. Jouannet is the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A., President, Treasurer and a director of MGM Holdings, and a director of Carolco. Although Mr. Jouannet may be deemed to own beneficially the securities owned by MGM Holdings, Mr. Jouannet has disclaimed beneficial ownership of such securities. Mr. Jouannet declined to accept options to acquire 100,000 shares of Carolco Common Stock which he was entitled to receive on December 1, 1993 and December 1, 1994 for his service as a director of Carolco.

(27) Includes 100,000 shares of Carolco Common Stock which are issuable to Mr. Luce upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(28) Mr. Noda is the President of Pioneer LDC, Inc., a director of Pioneer Electronic Corporation, and a director of Carolco. Although Mr. Noda may be deemed to own beneficially the securities owned by LDC and Pioneer, Mr. Noda has disclaimed beneficial ownership of such securities. Includes 155,000 shares of Carolco Common Stock which are issuable to Mr. Noda upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(29) Mr. Pierson is General Counsel of Pioneer North America, Inc. and a director of Carolco. Although Mr. Pierson may be deemed to own beneficially the securities owned by LDC and Pioneer, Mr. Pierson has disclaimed beneficial ownership of such securities. Includes 50,000 shares of Carolco Common Stock which are issuable to Mr. Pierson upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(30) Includes 100,000 shares of Carolco Common Stock which are issuable to Mr. Scudero upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(31) Mr. Singer is the President and Chief Operating Officer of TCI International Holdings, Inc. and a director of Carolco. Mr. Singer declined to accept options to acquire 100,000 shares of Carolco Common Stock which he was entitled to receive on December 1, 1993 and December 1, 1994 for his service as a director of Carolco.

(32) Mr. Sono is the Senior Managing Director of Pioneer Electronic Corporation, a director of Pioneer Electronic Corporation, and a director of Carolco. Although Mr. Sono may be deemed to own beneficially the securities owned by LDC and Pioneer, Mr. Sono has disclaimed beneficial ownership of such securities. Includes 100,000 shares of Carolco Common Stock which are issuable to Mr. Sono upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995).

(33) Includes 30,000 shares of Carolco Common Stock which are issuable upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995), 25,000 of which were granted pursuant to Mr. Goldsmith's employment agreement.

(34) Includes 11,000 shares of Carolco Common Stock which are issuable upon exercise of presently exercisable options (or options exercisable within 60 days of March 31, 1995), 9,000 of which were granted pursuant to Mr. Weakland's employment agreement.

(35) Includes shares of Carolco Common Stock which are issuable (a) upon exercise of presently exercisable options and (b) upon exercise of options that become exercisable within 60 days of March 31, 1995.

CERTAIN TRANSACTIONS INVOLVING NEW CIBV AND THE STRATEGIC INVESTORS

       Valdina Corporation N.V. ("Valdina") beneficially owns 6,807,600 shares of the Company's Common Stock, of which 6,000,000 shares (the "Valdina Shares") were transferred to Valdina from New CIBV in March 1992 as part of a settlement of certain obligations owed by New CIBV to Valdina which were originally incurred in connection with the 1989 change in control of the Company. Management of the Company believes that Andrew G. Vajna, Co-Chairman of the Board of Directors of Carolco with Mr. Kassar from 1986 to 1989, and various trusts or other entities established for the benefit of certain descendants of the late Mong Hin Yan, formerly a resident of Hong Kong, beneficially own all of the outstanding capital stock of Valdina. At the time of the transfer of the Valdina Shares, New CIBV delivered to Valdina a negotiable promissory note in the principal amount of $7,500,000 dated March 23, 1992 (the "Valdina Note"), which was secured by (and New CIBV granted Valdina a first priority security interest in) 8,619,502 shares of the Company's Common Stock held by New CIBV pursuant to a security and pledge agreement dated as of March 23, 1992 (the "Valdina Security Agreement").

       Each of Le Studio, Pioneer and RCS acquired a one-third interest in the Valdina Note and Valdina's rights under the Valdina Security Agreement pursuant to note purchase agreements with Valdina dated as of March 23, 1992 (the "Note Purchase Agreements"). The Valdina Note was presented by the Strategic Investors to New CIBV, and New CIBV issued a non-recourse secured promissory note in the principal amount of $2,500,000 dated March 23, 1992 to each of the Strategic Investors (the "Strategic Investor Notes"). Each of the Strategic Investor Notes, which were due March 31, 1995, was secured by, and New CIBV has granted to each of the Strategic Investors a separate first priority security interest in 2,873,167 shares of Common Stock owned by New CIBV (the "Pledged Shares") pursuant to security and pledge agreements dated as of March 23, 1992.

       Pursuant to the Note Purchase Agreements, Valdina is entitled to sell, at its election, to the Strategic Investors an aggregate of up to 3,000,000 of the Valdina Shares and the associated registration rights from April 1, 1993 through March 31, 1996 for a price per share equal to 75% of the average of the highest Market Price (as defined in the Note Purchase Agreements) during a specified time period, but the put is not exercisable if the Market Price is less than $2,00 a share. This put right generally (subject to certain limitations) is for 1,500,000 of the Valdina Shares in the final Put Year (as defined in the Note Purchase Agreements). Notwithstanding this put right, the Strategic Investors have the right not to purchase shares with an aggregate Put Price (as defined in the Note Purchase Agreements) in excess of a specified dollar amount. In addition, pursuant to the Note Purchase Agreements, the Strategic Investors are entitled to buy an aggregate of up to 3,000,000 of the Valdina Shares and the associated registration rights for a purchase price of $5.50 per share during the period from April 1, 1993 through March 31, 1996. This call right generally (subject to certain limitations) is for 1,500,000 of the Valdina Shares in the final call year (as defined in the Note Purchase Agreements). In addition during the final 60 days of each call year, each Strategic Investor may purchase Valdina Shares subject to unexercised call rights. Finally, the Strategic Investors agreed to extend to Valdina the right of co-sale with respect to the Valdina Shares in connection with certain privately negotiated transactions in which the Strategic Investors together dispose of, for value, an aggregate of at least 50% of the Company's Common Share Equivalents (as defined in the Note Purchase Agreements) held by the Strategic Investors as of the date of issuance of the Series E Preferred. As of the date of this Report, neither Valdina nor any of the Strategic Investors has exercised their respective put/call rights under the Note Purchase Agreements.

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

CLBN LOAN AGREEMENT - NEW CIBV

       Pursuant to the Inducement Agreement, each of the Strategic Investors paid directly to CLBN on March 31, 1993 one-third of New CIBV's obligations under the General Credit Agreement dated January 16, 1990 by and between CLBN and New CIBV (the "CLBN Loan Agreement"). The indebtedness of New CIBV to each of the Strategic Investors was evidenced by separate non-interest bearing non-recourse secured promissory notes of New CIBV (the "New CIBV Notes"). New CIBV agreed to repay the New CIBV Notes from 100% of the Production-related Incentive Compensation (as such term is defined in the 1992 Kassar Agreement) and 75% of the Turnaround Incentive Compensation (as such term is defined in the 1992 Kassar Agreement) which may be payable to Mr. Kassar under the terms of the 1992 Kassar Agreement which is paid to Mr. Kassar in cash by the Company, net of taxes.

       New CIBV, the Strategic Investors and certain other parties listed therein, entered into a First Amendment to the Inducement Agreement dated as of April 30, 1993 (the "First Amendment"). The First Amendment acknowledges the payment to CLBN by each of the Strategic Investors of one-third of New CIBV's obligations under the CLBN Loan Agreement, as required by the Inducement Agreement, and provided that New CIBV would amend the Strategic Investor Notes (as amended, the "Amended Notes") to contain the following modifications:
(i) the principal amount of each Amended Note equaled the sum of one-third of New CIBV's obligations under the CLBN Loan Agreement as of March 31, 1993 plus the outstanding principal amount of the Strategic Investor Notes together with all accrued and unpaid interest through April 30, 1993 on the Strategic Investor Notes, (ii) interest was fixed at 6.25% per annum, (iii) interest was cumulative (compounded quarterly) from April 30, 1993 through and including December 31, 1994 and (except as otherwise provided in the First Amendment) was not due and payable until December 31, 1997; from January 1, 1995 through and including December 31, 1997, interest would have been payable on a quarterly basis in arrears, commencing on April 1, 1995 (subject to certain exceptions), and (iv) the maturity date of the Amended Notes was December 31, 1997.

       Concurrently with the execution of the Amended Notes, the three Security and Pledge Agreements dated as of March 23, 1992 between each of the three Strategic Investors and New CIBV (the "Pledge Agreements") were amended and restated (as amended, the "Amended Pledge Agreements") to secure all of New CIBV's obligations under the Amended Notes. In the event that New CIBV defaults on its obligations under the Amended Notes or any other event of default occurs under the security and pledge agreements, and such event of default is not cured by New CIBV (if applicable), the Strategic Investors would be entitled to foreclose on their security interests in the shares of Common Stock owned by New CIBV, thereby divesting New CIBV of the majority of its Carolco Common Stock.

       Pursuant to the terms of the First Amendment on May 21, 1993, each of the Strategic Investors released and reassigned to New CIBV, free and clear of the security interests under the Pledge Agreements, 230,058 of the Pledged Shares. New CIBV used these shares to satisfy its obligations pursuant to the Settlement Agreement described under "Item 3. - Legal Proceedings - Settlement of Purported Derivative Action."

       The First Amendment further provided that upon the effective date of the 1993 Kassar Agreement, the Inducement Agreement was restated to provide that the Amended Notes will be repaid by New CIBV from (i) one-half of the Three Percent Fee (as defined in the 1993 Kassar Agreement) paid to Mr. Kassar in cash by the Company and (ii) 75% of the Turnaround Compensation (as defined in the 1993 Kassar Agreement and in the 1994 Kassar Agreement) payable to Mr. Kassar under the terms of the 1993 Kassar Agreement, net of taxes. Pursuant to the First Amendment, Mr. Kassar granted a security interest to the Strategic Investors in all present and future rights to receive the specified portions of such compensation, agreed to furnish any financing statements required to perfect such security interest, and agreed to elect to receive such compensation in cash and direct the Company to make payments of the specified portions of such compensation directly to the Strategic Investors. The Inducement Agreement shall remain applicable with respect to any Production-related Incentive Compensation and Turnaround Incentive Compensation paid to Mr. Kassar under the 1992 Kassar Agreement.

       New CIBV, the Strategic Investors and certain other parties listed therein entered into a Second Amendment to the Inducement Agreement, dated as of August 10, 1994, pursuant to which the Amended Notes were amended (as amended, the "Second Amended Notes"). The Second Amended Notes contain the following modifications: (i) the principal amount of each Second Amended Note is the outstanding principal amount of the Amended Notes together with all accrued and unpaid interest through July 31, 1994 on the Amended Notes and (ii) interest is not due and payable until December 31, 1997. The First Amendment remains applicable with respect to the Three Percent Fee and Turnaround Compensation paid to Mr. Kassar under the 1993 Kassar Agreement or the 1994 Kassar Agreement.

       See "Item 11. - Executive Compensation - Employment Agreements" for a description of the 1994 Kassar Agreement.

CERTAIN TRANSACTIONS INVOLVING THE STRATEGIC INVESTORS

       Pioneer, Cinepole, RCS, RCS Communications and MGM Holdings entered into an agreement with respect to certain subordination arrangements pursuant to which, upon any liquidation, dissolution or winding up of Carolco (other than in connection with a merger or consolidation in which Carolco is the surviving entity), the securities representing the investment in Carolco by the Strategic Investors prior to the Restructuring are contractually subordinated in right of payment to any Carolco Common Stock resulting from the conversion of any Carolco Series A Preferred or Carolco 5% Notes.

       MGM Holdings and Cinepole have entered into an agreement with respect to certain put and call arrangements in connection with the 5% Notes pursuant to which MGM Holdings would have the right to put, and Cinepole would have the right to call, a number of shares of Common Stock equal to 50% of the original aggregate principal amount of 5% Notes held by MGM Holdings plus 50% of the principal amount of any 5% Notes issued to MGM Holdings in lieu of cash interest on such 5% Notes, multiplied by the conversion rate in effect at such time, subject to certain adjustments. Cinepole would have the right, at the time of an exercise of the aforementioned put, to satisfy its obligations thereunder in whole or in part with 7% Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH STRATEGIC INVESTORS

       Each of the Strategic Investors and MGM Holdings is a beneficial owner of more than 5% of the Company's Common Stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" for a description of the beneficial ownership of the Company's voting securities by the Strategic Investors and MGM Holdings. Ryuichi Noda, a director and member of the Supervisory Committee of the Company, is also a director of Pioneer Electronic and President of Pioneer LDC. Masaaki Sono, a director of the Company, is also an executive officer and a member of the Board of Directors of Pioneer Electronic. In addition, Kaneo Ito, a director of the Company, is also the Senior Managing Director, Representative Director and General Manager of the International Business Group of Pioneer Electronic. Patrizio Casalini, a director and member of the Supervisory Committee of the Company, is also General Manager, Head of Films & TV Business of RCS Editori S.p.A. Guy-Etienne Dufour, a director of the Company, is also the Executive Vice President and General Manager of the International Division, Entertainment Industry Financing Group of Credit Lyonnais S.A., a director of MGM and Secretary of MGM Holdings. Rene-Claude Jouannet, a director of the Company, is also the General Counsel of the Entertainment Industry Financing Group of Credit Lyonnais S.A. and President, Treasurer and a director of MGM Holdings. Michael S. Hope, a director and member of the Supervisory Committee of the Company, is also Executive Vice President of MGM. In addition, from 1993 until his resignation in November 1994, Olivier Granier (Executive Vice President Finance and Administration of Le Studio) served as a director and a member of the Supervisory Committee of the Company. From 1993 until his resignation in March 1995, Michael Meltzer (director, Executive Vice President and Chief Financial Officer of Le Studio U.S.) served as a director of the Company. From 1993 until his resignation in March 1995, Pierre Lescure (Chief Executive Officer and director of Canal+ S.A. and Chairman of the Board and Chief Executive Officer of Le Studio) served as a director of the Company.

       On January 15, April 15, July 15 and October 15, 1994, an additional $354,167, $379,427, $384,170 and $388,972, respectively, in aggregate principal amount of 5% Notes were issued to MGM

Holdings, representing the in-kind quarterly interest payment due on the $30,000,000 aggregate principal amount of 5% Notes outstanding. The in-kind quarterly dividends due on the Series A Preferred Stock owned by MGM Holdings, Pioneer and Cinepole have not been paid since January 1, 1994 due to insufficient surplus. As a result, at March 31, 1995, $6,157,000 has been accrued to the Series A Preferred Stock.

INTERIM FINANCING ARRANGEMENTS

       In October 1994, Carolco consummated the Interim Financing Arrangements which provided Carolco with additional cash of approximately $18,500,000. The Interim Financing Arrangements, which involved the Strategic Investors, consisted of the following transactions:

       Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received a prepayment of approximately $6,700,000 from Pioneer in distribution fees arising from the video distribution in Japan of TERMINATOR 2: JUDGMENT DAY and theatrical, video and pay television distribution in Japan of CLIFFHANGER. The amounts from CLIFFHANGER were paid to Carolco pursuant to an agreement entered into by and among the co-producers of CLIFFHANGER.

       Carolco and RCS entered into the RCS Waiver Agreement whereby RCS waived certain conditions subject to which RCS was required to purchase 7% Notes on December 30, 1994 under the Standby Agreement. In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase on December 30, 1994, a portion of Carolco's interest in the motion picture CUTTHROAT ISLAND for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio under the Co-Production Investments.

       On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from CLBN, discounted to yield an interest rate of 5.4375% per annum. As security for such loan, Carolco assigned to CLBN its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes. CLBN is an affiliate of MGM Holdings.

       Carolco and Le Studio U.S. entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions to Carolco for serving as the foreign sales agent for the motion picture STARGATE. See "- Other Transactions with the Strategic Investors - Le Studio" for more a complete discussion of the arrangements with Le Studio U.S. regarding STARGATE.

STANDBY AGREEMENT FUNDING

       In December 1994 and January 1995, the Company consummated the following transactions with the Strategic Investors in accordance with the Standby
Agreement:

       On December 12, 1994, Pioneer agreed to purchase in advance $5 million in aggregate principal amount of 7% Notes. On December 30, 1994, Pioneer purchased the remaining $5 million of 7% Notes as required under the Standby Agreement.

       On December 30, 1994, Cinepole Productions B.V. purchased $7,500,000 in aggregate principal amount of 7% Notes. In addition, on December 30, 1994, LSC+and TCI purchased limited partnership interests in Cutthroat Island L.P. in exchange for $6 million in accordance with the terms of the Standby Agreement. Adam Singer, a member of the Board of Directors of the Company, is also the Vice President - International for TCI. Pursuant to the partnership agreement, LSC+, TCI and an affiliate of Carolco are each entitled to receive a participation in certain revenues generated from the exploitation of CUTTHROAT ISLAND, following repayment of the Production Loan and the payment of (or establishment of reserves for) certain third party obligations, as follows: First, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6%, and 84%, respectively, of revenues until LSC+ and TCI recoup their preferred return (which equals 10% per annum on their initial capital contributions) plus their initial capital contributions. Second, the Carolco affiliate is entitled to receive all revenues until it recoups a distribution fee equal to 10% of the receipts from the distribution of the film in certain territories and an overhead reimbursement fee. Third, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6%, and 84%, respectively, of revenues until LSC+ and TCI have each received an amount equal to their capital contributions. Thereafter, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 5%, 3%, and 92%, respectively, of remaining revenues.

       On January 19, 1995, RCS purchased a participation interest in CUTTHROAT ISLAND from an affiliate of Carolco in exchange for payment of $1,500,000, as contemplated by the Interim Financing Arrangements. Pursuant to its participation interest, RCS is entitled to receive payments from Carolco's affiliate when TCI and LSC+ receive distributions. RCS is to receive a percentage determined by dividing RCS' payment by the aggregate capital contributions of TCI and LSC+ pursuant to the partnership agreement described above.

OTHER TRANSACTIONS WITH THE STRATEGIC INVESTORS

       In addition to the transactions discussed above, Carolco has engaged in a number of other transactions with the Strategic Investors and MGM Holdings which are summarized below.

       Le Studio, Pioneer and RCS entered into a series of co-production agreements with respect to the production of CLIFFHANGER. Pursuant to these co-production agreements, Le Studio, Pioneer and RCS made equity contributions in the aggregate amount of $16,579,000 bearing interest at 3-month LIBOR plus 1.5% per annum. As of March 31, 1995, such equity contributions, including accrued interest, had been repaid in full to each Le Studio, Pioneer and RCS.
As of March 31, 1995, Carolco had advanced a total of $5,704,000 toward the
production costs of CLIFFHANGER.   Pioneer, Le Studio, RCS and Carolco are each
entitled to receive a participation in certain net revenues generated from the exploitation of CLIFFHANGER, following recoupment by Pioneer, Le Studio, RCS and Carolco of their investments plus interest, and payment of certain third party obligations and CINV's deferred distribution fees. Participation in such revenues will be approximately as follows: Carolco, 42%; RCS, 5%; Pioneer, 24%; and Le Studio, 29%. As of March 31, 1995, no such participation in the net revenues of CLIFFHANGER had yet been paid. During the year ended December 31, 1994, and pursuant to the Interim Financing Arrangements, CINV had received approximately $3,419,000 of its deferred distribution fees.

       In March 1992, CINV sold 50% ownership in one of its principal development projects to RCS in return for RCS's commitment to pay, subject to certain conditions, 50% of the costs of development and production of the project. Through December 31, 1994, RCS had advanced $7,504,000 representing certain development and production commitments due pursuant to this agreement. Also, in July 1992,

CINV sold to Le Studio and Pioneer equal participations in Carolco's remaining 50% interest in the project in return for $2,070,000 from each of Le Studio and Pioneer. The final participation interest of each of Pioneer and Le Studio will be equal to a percentage determined by comparing the investment of each of Pioneer and Le Studio to the final production cost of the project. Carolco has the right to repurchase, before commencement of principal photography, the participations sold to Le Studio and Pioneer for the original purchase price plus interest at 6-month LIBOR plus 1 1/2%. As discussed below, RCS has agreed to transfer all of its interest in this project back to Carolco.

       In June 1990, Carolco, through a nominee of CINV, and Le Studio formed a partnership (the "Carolco/Le Studio Partnership"). In January 1992, the Carolco/Le Studio Partnership entered into a co-financing arrangement with Le Studio and RCS pursuant to which CINV, Le Studio and RCS each made co-financing payments equal to one-third of the total production cost of the motion picture CHAPLIN. The co-financing payments earn interest at 3-month LIBOR plus 2% per annum. CINV, Le Studio and RCS each contributed $13,337,000 to the production costs of CHAPLIN. In exchange for their co-financing payments, Le Studio and RCS are each entitled to one-third of the net receipts from CHAPLIN, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Le Studio and RCS are reduced. As of March 31, 1995, Carolco had paid $6,442,000 to each of Le Studio and RCS, representing their share of the net receipts of CHAPLIN. At December 31, 1994 and March 31, 1995, respectively, CINV had recorded an obligation of $5,445,000 and $5,459,000 collectively to Le Studio and RCS.

       RCS has asserted a claim of approximately $4,700,000 against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of RCS's unrecouped investment in the motion picture CHAPLIN. Carolco believes that the alleged guarantees have been relinquished. Carolco and RCS have reached an agreement in principle as to the settlement of RCS' claim pursuant to which, subject to execution of definitive documentation, Carolco will pay RCS $4,000,000 and RCS will waive all claims relating to CHAPLIN and quitclaim to Carolco all of its ownership and other interest in the motion picture development project sold to RCS in March 1992 and discussed above.

       MGM

       In connection with the production of CUTTHROAT ISLAND, CLBN, an affiliate of MGM, was one of the lead lenders providing the Production Loan. See "Item 7
- - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, MGM has agreed to distribute CUTTHROAT ISLAND domestically and internationally pursuant to the distribution agreement described above under "Item 1 - Business - The Business of Carolco - Distribution of Motion Pictures and Other Products."

       LE STUDIO

       Le Studio has asserted a claim against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of Le Studio's unrecouped investment in the motion picture CHAPLIN. Le Studio has not specified the amount of its claim. Le Studio has also claimed that Carolco is obligated to pay $500,000 as reimbursement for expenses incurred by Le Studio in connection with certain restructuring transactions consummated in 1992. Carolco believes that Le Studio relinquished its claim for reimbursement as part of the Restructuring. Although Carolco and Le Studio are discussing these claims, Carolco is unable to predict the outcome of these disputes.

       In March 1991, Le Studio loaned Carolco $5,880,000 pursuant to a participation loan agreement entered into between Carolco and Le Studio, the proceeds of which were used to pay a portion of the production costs of TERMINATOR 2: JUDGMENT DAY. The loan bears interest at 10% per annum on the unpaid portion. Le Studio will receive 7.64% of Carolco's gross receipts from TERMINATOR 2: JUDGMENT DAY until Le Studio and Carolco have recouped their investment. Thereafter, Le Studio will receive 3.82% of Carolco's gross receipts. Le Studio recouped its investment in 1993. During the year ended December 31, 1994 and the three months ended March 31, 1995, Carolco made no payments to Le Studio under this agreement. At March 31, 1995, Carolco had an obligation of approximately $9,000 due to Le Studio representing its share of the revenues recognized through March 31, 1995 from TERMINATOR 2: JUDGMENT DAY. There was no corresponding obligation at December 31, 1994.

       Also, pursuant to an investment agreement entered into in July 1991, Carolco received $8,343,000 from Le Studio representing a co-financing payment toward the production costs of the motion picture BASIC INSTINCT. The co-financing payment earns interest at the rate of 10% per annum. In exchange for the co-financing payment, Le Studio is to receive 20% of Carolco's gross receipts from BASIC INSTINCT until Le Studio has recouped its investment, plus interest. As of December 31, 1993, Le Studio had recouped its investment, plus interest. Thereafter, Le Studio is entitled to receive a 10% participation interest in any net receipts from BASIC INSTINCT after Carolco recoups its investment plus certain fees and expenses. In addition, Le Studio was granted an undivided ownership interest with Carolco in the film's copyright, subject to certain conditions. During the year ended December 31, 1994 and the three months ended March 31, 1995, Carolco made no payments to Le Studio under this agreement. At December 31, 1994 and March 31, 1995, Carolco had recorded a liability of approximately $1,097,000 and $1,272,000, respectively, to Le Studio as its share of the revenues recognized from BASIC INSTINCT after recoupment by Carolco of its investment, plus certain fees and expenses.

       In November 1990, the Carolco/Le Studio Partnership entered into a co-financing agreement whereby each party agreed to be responsible for 50% of the costs of the motion picture DARK WIND. Carolco and Le Studio are each entitled to 50% of the net receipts from the film until each has recouped its investment in the film costs, plus interest. Thereafter, Carolco is entitled to 75% of the net receipts and Le Studio is entitled to 25% of the net receipts. During the year ended December 31, 1994 and the three months ended March 31, 1995, Carolco made no payments to Le Studio under this agreement. At March 31, 1995, Carolco owed $251,000 to Le Studio under this agreement based on revenues recognized through March 31, 1995.

       At December 31, 1994 and March 31, 1995, Carolco had accounts receivable of $4,172,000 and $4,523,000, respectively, from Le Studio. The largest amount owed to Carolco by Le Studio since the beginning of 1994 was $4,523,000. These receivables represent minimum guarantees due to Carolco pursuant to distribution agreements, pursuant to which Le Studio obtained certain rights to distribute Carolco's films for pay and free television in France. In the year ended December 31, 1994, Carolco received cash payments of approximately $250,000 from Le Studio, representing advances related to certain of Carolco's motion picture releases. No such advances were received by Carolco for the three months ended March 31, 1995.

       On September 11, 1992, Carolco entered into an agreement with Hexagon Films (U.S.), a former indirect subsidiary of Le Studio ("Hexagon") to provide non-exclusive executive producing services for the motion picture STARGATE, for which Carolco received $1,000,000, paid ratably over the production period, plus, at the election of Carolco, either (i) 1% of the cash receipts from the exploitation of the picture (provided that Hexagon shall have recouped its production costs, related interest expense and distribution costs plus $2,250,000) or (ii) 10% of Hexagon's adjusted gross receipts commencing after Hexagon has recouped its production costs, related interest expense and distribution costs plus a 10% fee to Hexagon. On December 12, 1994, the Company elected to receive its contingent compensation participation interest using option (i). Under the terms of his employment agreements, Mr. Kassar is entitled to receive, as Turnaround Compensation, 50% of the amounts received by Carolco under the agreement with Hexagon. $800,000 of the $1,000,000 due to Carolco under the agreement was paid in 1993 and $200,000 was paid in 1994. Carolco, in turn, paid $400,000 in 1993 and $100,000 in 1994 to Mr. Kassar. In addition, Hexagon retained Carolco to serve as foreign sales agent for the film in all foreign territories (except France and certain French-speaking territories). For its services, Carolco is entitled to a sales commission on all amounts received as a result of the Company's sales agency services. As of December 31, 1994, Le Studio had paid the Company $2,000,000 in sales commissions. In addition, at December 31, 1994 and March 31, 1995, the Company had additional sales commissions receivable of $736,000. In July 1993, Hexagon was merged into Le Studio U.S., which assumed all rights and obligations of Hexagon under this agreement.

       In July 1994, Carolco and an affiliate of Le Studio reached an agreement whereby the Le Studio affiliate will receive the rights in most of French-speaking Europe to the motion picture WAGONS EAST. Pursuant to the agreements described in "Item 1 - Business - The Business of Carolco - Motion Picture Strategy" above, in July 1994, Carolco assigned this agreement to an affiliate of LIVE.

       RCS

       The largest amount owed to Carolco by RCS since the beginning of 1994 was $880,000. These receivables represent minimum guarantees due to Carolco pursuant to distribution agreements wherein RCS obtained certain rights to distribute Carolco's films in all media in Italy.

       PIONEER

       At December 31, 1994 and March 31, 1995, Carolco had accounts receivable of approximately $2,000 and $58,000, respectively, from Pioneer. The largest amount owed to Carolco by Pioneer since the beginning of 1994 was $58,000. These receivables represent minimum guarantees due to Carolco pursuant to distribution agreements with Pioneer.

CERTAIN BUSINESS RELATIONSHIPS AND OTHER TRANSACTIONS WITH MANAGEMENT

       Pursuant to Article Eleventh of Carolco's Restated Certificate of Incorporation, Article V, Section 5.06 of Carolco's Bylaws and Section 10 of various indemnity agreements entered into between Carolco and its directors upon the commencement of their terms as directors as permitted by Section 145 of the DGCL, Carolco is paying the expenses of certain directors incurred in their defense of certain lawsuits described under "Item 3 - Legal Proceedings - Class Action Litigation." During the fiscal year ended December 31, 1994, legal expenses paid on behalf of such directors and former directors and on behalf of Mario F. Kassar, Chairman of the Board of Directors, were insignificant.

       In October 1993, Carolco made a loan of $300,000 to Mr. Spinks pursuant to Mr. Spinks' employment agreement. The loan bears interest at Carolco's periodic borrowing rate and will be forgiven in equal installments of $75,000, plus accrued interest, on each of March 1, 1994, 1995, 1996 and 1997. Any remaining principal plus accumulated interest thereon, shall be forgiven by Carolco on the termination of Mr. Spinks' employment for any reason whatsoever other than termination by Carolco for Mr. Spinks' material breach as defined in the agreement. The largest amount of all indebtedness owed to Carolco by Mr. Spinks since the beginning of 1994 was $306,000, and at March 31, 1995, $164,000 was outstanding.

       On January 20, 1994, Carolco retained Daniels to act as its financial advisor in connection with the proposed business combination of Carolco and LIVE. See "Item 1 - Business - Recent Developments - Proposed Business Combination with LIVE Entertainment Inc." Michael E. Garstin, a principal in Daniels, is a member of the Company's Board of Directors and the Supervisory Committee. In consideration of the services to be provided by Daniels, Carolco agreed to pay Daniels the following compensation: (i) an initial retainer fee in the amount of $100,000 which was paid in March 1994, (ii) $450,000 upon execution of the letter of intent to accomplish the business combination, which was paid in September 1994, and (iii) $450,000 upon closing of the business combination. Due to the termination of the Merger Agreement, the final payment was not made. In addition, Carolco agreed to pay all reasonable out-of-pocket expenses (including legal fees and expenses) incurred by Daniels up to $50,000, whether or not the business combination was consummated. The Merger Agreement with respect to the business combination was terminated in October 1994.

       On January 1, 1995, the Company retained Daniels and Jefferson Capital Group ("Jefferson") to act as the Company's non-exclusive financial advisors and agents of the Company and assist the Company in locating capital sources, to market for sale substantially all of the Company's film library rights, to make recommendations with respect to any transactions which may result and to consider a possible restructuring of the Company's capital structure. In consideration of the services to be provided by Daniels and Jefferson, Carolco agreed to pay $1,800,000, payable over twelve months at the rate of $150,000 per month. Carolco is required to make a minimum of six monthly payments under the agreement with 60% of all fees paid to Daniels and 40% paid to Jefferson. In addition, Carolco agreed to pay all reasonable out-of-pocket expenses incurred by Daniels and Jefferson up to $100,000. Pursuant to this arrangement, as of March 31, 1995, the Company had paid $270,000 to Daniels and $180,000 to Jefferson.

       New CIBV, a company controlled by affiliates of Mr. Kassar, is the maker of the Second Amended Notes in favor of each of the Strategic Investors. As of March 31, 1995, the principal and accrued interest on each of the Second Amended Notes totaled approximately $3,809,806. See "Item 2 - Security Ownership of Certain Beneficial Owners and Management - CLBN Loan Agreement - New CIBV."

       In connection with the 1994 Kassar Agreement, Mr. Kassar is entitled to receive certain production-related incentive compensation with respect to "Covered Pictures" equal to a "percentage" of aggregate gross profits (as defined in the agreement) once certain "thresholds" (as defined in the agreement) for all Covered Pictures in a year, taken together, are achieved. "Covered Pictures" for 1992 means CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN and for 1993 and 1994 means motion pictures as to which principal photography commences during such years. An obligation of $1,572,000 and $1,603,000 was recorded by the Company at each of December 31, 1994 and March 31, 1995, respectively, pursuant to this agreement and is included in Notes and Amounts Payable, Related Parties. This obligation will be paid in future periods based on actual receipts of cash and pursuant to the terms of the agreement. The 1993 Kassar Agreement and the 1994 Kassar Agreement provide a separate formula for similar producer's fees for motion pictures as to which principal photography commences from

January 1, 1993 through the term of the 1994 Kassar Agreement. Other than WAGONS EAST, no motion picture commenced principal photography in 1993. CUTTHROAT ISLAND commenced principal photography during 1994.

       Other than as described above, at December 31, 1994 and March 31, 1995, receivables of $81,000 and $99,000, respectively, were due to Carolco from directors, officers and/or employees of Carolco.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
8-K

       (a)(1) The following consolidated financial statements of Carolco Pictures Inc. and Subsidiaries are included in Item 8:

       Report of Independent Auditors

       Consolidated balance sheets - December 31, 1993 and 1994

       Consolidated statements of operations - Years ended December 31, 1992,
          1993 and 1994

       Consolidated statements of cash flows - Years ended December 31, 1992,
          1993 and 1994

       Consolidated statements of stockholders' deficiency - Years ended
          December 31, 1992, 1993 and 1994

       Notes to consolidated financial statements

       (a)(2) The following consolidated financial statement schedules of Carolco Pictures Inc. and Subsidiaries are included in Item 14(d):

       Schedule II - Valuation and qualifying accounts

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

       (b) The following reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report:

       Current Report on Form 8-K dated October 13, 1994, filed by the Registrant pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and reporting under Item 5 and 7 with respect to the Termination of the Proposed Merger with LIVE Entertainment Inc. and Consummation of Interim Financing Arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAROLCO PICTURES INC.


                                   By:   /s/ Mario F. Kassar
                                      -----------------------------------------
                                             Mario F. Kassar

                                      CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                             CHIEF EXECUTIVE OFFICER

                                   Dated: April 13, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                             DATE
          ---------                              -----                             ----

    /s/ Mario F. Kassar           Chairman of the Board of Directors and      April 13, 1995
- ----------------------------
        Mario F. Kassar                   Chief Executive Officer


    /s/ Lynwood Spinks                   Executive Vice President/            April 13, 1995
- ----------------------------
        Lynwood Spinks             President of Production and Director


                                         Senior Vice President and            April 13, 1995
    /s/ Karen A. Taylor               Acting Chief Financial Officer
- ----------------------------
        Karen A. Taylor        (Principal Financial and Accounting Officer)


                                                 Director                     April   , 1995
- ----------------------------
       Patrizio Casalini


    /s/ Hector Patrick Dowd                      Director                     April 13, 1995
- ----------------------------
        Hector Patrick Dowd






    /s/ Guy-Etienne Dufour                       Director                     April   , 1995
- ----------------------------
        Guy-Etienne Dufour


     /s/ Michal E. Garstin                       Director                     April 13, 1995
- ----------------------------
        Michael E. Garstin


      /s/ Michael S. Hope                        Director                     April 13, 1995
- ----------------------------
          Michael S. Hope


         /s/ Kaneo Ito                           Director                     April 13, 1995
- ----------------------------
             Kaneo Ito


   /s/ Rene-Claude Jouannet                      Director                     April   , 1995
- ----------------------------
       Rene-Claude Jouannet


      /s/ Gordon C. Luce                         Director                     April   , 1995
- ----------------------------
          Gordon C. Luce


       /s/ Ryuichi Noda                          Director                     April 13, 1995
- ----------------------------
           Ryuichi Noda


      /s/ Gregory Pierson                        Director                     April 13, 1995
- ----------------------------
          Gregory Pierson


     /s/ Joseph A. Scudero                       Director                     April 13, 1995
- ----------------------------
         Joseph A. Scudero


                                                 Director                     April   , 1995
- ----------------------------
          Adam Singer


       /s/ Masaaki Sono                          Director                     April 13, 1995
- ----------------------------
           Masaki Sono


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Carolco Pictures Inc.

     We have audited the accompanying consolidated balance sheets of Carolco Pictures Inc. and subsidiaries as of December 31, 1993 and 1994 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carolco Pictures Inc. and subsidiaries at December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming Carolco Pictures Inc. and subsidiaries will continue as a going concern. As more fully described in Note B, the Company has incurred continuing significant losses and has a deficiency in assets $64,521,000 at December 31, 1994. Further, the Company has experienced significant cash flow difficulties and does not have sufficient cash resources and financing sources to meet its operating expenses and scheduled debt service obligations, and continue to fund its principal business activity. These conditions raise substantial doubts about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note B). The 1994 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      ERNST & YOUNG LLP

Century City
Los Angeles, California
April 10, 1995

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                             DECEMBER 31,
                                                            1993         1994
                                                            ----         ----
ASSETS:                                                       (IN THOUSANDS)
Cash and cash equivalents.............................     $56,697      $27,336
Restricted cash.......................................       1,255          ---
Accounts receivable, net of allowances
  of $2,821 in 1993 and $1,390 in 1994 - Note F.......      17,052       13,835
Accounts receivable, related parties                           662          340
Film costs, less accumulated amortization - Note E....      78,427       89,145
Property and equipment, at cost, less accumulated
depreciation and amortization - Note G................      19,925       17,413
Other assets..........................................      14,053        8,788
                                                          --------     --------
  TOTAL ASSETS........................................    $188,071     $156,857
                                                          --------     --------
                                                          --------     --------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
Accounts payable......................................     $11,156       $6,046
Accrued liabilities...................................       9,885       13,968
Accrued residuals and participations..................      27,987       34,315
Income taxes current and deferred - Note J............      11,365       15,000
Debt - Notes B and H..................................      94,580       93,855
Advance collections on contracts......................      20,012       15,047
Contractual obligations...............................       1,180        1,180
Notes and amounts payable, related
parties - Notes B and F...............................      30,981       41,967
Other liabilities.....................................       1,995          ---
                                                          --------     --------

  TOTAL LIABILITIES...................................     209,141      221,378
COMMITMENTS AND CONTINGENCIES - Notes B, F and L
STOCKHOLDERS' DEFICIENCY - Notes B, F and I
Preferred stock - $1.00 par value, 10,000,000 shares
authorized:
  Series A Convertible Preferred Stock, 82,500
  shares authorized and issued ($83,314,000
  aggregate liquidation preference in 1993) and
  ($86,482,000 aggregate liquidation preference in
  1994)...............................................          83           88
Common stock - $.01 par value, 650,000,000 shares
  authorized, 140,015,109 shares issued and
  outstanding in 1993 and 1994, including 2,327,381
  shares in treasury in 1993 and 2,373,756 shares
  in treasury in 1994.................................       1,400        1,400
Additional paid-in capital............................     297,931      302,175
Treasury stock........................................      (5,920)      (5,920)
Accumulated deficit...................................    (314,564)    (362,264)
                                                          --------     --------
  TOTAL STOCKHOLDERS' DEFICIENCY......................     (21,070)     (64,521)
                                                          --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY......    $188,071      156,857
                                                          --------     --------
                                                          --------     --------

             See notes to consolidated financial statements.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                1992        1993        1994
                                                ----        ----        ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
   Feature films (including, $42,016
    in 1992, $16,633 in 1993 and
    $ 11,911 in 1994 from related
    parties) - Note F....................     $269,285    $103,180      $53,723
   Other - Note K                                4,622       5,128        5,556
                                            ----------  ----------  -----------
     TOTAL REVENUES                            273,907     108,308       59,279
Costs and expenses:
   Amortization of film costs,
    residuals and participations.........      289,786     108,620       64,944
   Costs associated with
     restructurings - Note B.............        2,626       4,744          ---

   Costs associated with disposal of
     portion of line of
     business - Note D...................          ---       2,072          ---
   Selling, general and administrative...       33,938      24,634       21,134
     Interest (including $5,800 in 1992,
     $2,303 in 1993, and $2,293 in 1994
     to related parties) - Notes B,
     F and H.............................       25,796      23,505       13,052
   Other expenses - Note K...............        7,238         ---           33
                                            ----------  ----------  -----------
     TOTAL COSTS AND EXPENSES............      359,384     163,575       99,163
                                            ----------  ----------  -----------
     LOSS FROM CONTINUING OPERATIONS
      BEFORE PROVISION FOR INCOME TAXES..      (85,477)    (55,267)     (39,884)

Provision for income taxes - Note J......       (1,224)     (4,555)      (3,567)
                                            ----------  ----------  -----------
     LOSS FROM CONTINUING OPERATIONS.....      (86,701)    (59,822)     (43,451)
Loss from discontinued
  operations - Note C....................       (6,232)     (4,562)         ---
                                            ----------  ----------  -----------
     LOSS BEFORE EXTRAORDINARY ITEM......      (92,933)    (64,384)     (43,451)
Extraordinary gain on early
  extinguishment of debt - Notes B and L.        4,916         426          ---
                                            ----------  ----------  -----------

     NET LOSS............................     $(88,017)   $(63,958)   $ (43,451)
                                            ----------  ----------  -----------
                                            ----------  ----------  -----------


Per Common Share:
   Loss from continuing operations.......       $(3.02)     $(1.20)     $ (0.35)
   Loss from discontinued operations.....         (.20)       (.09)         ---
   Income from extraordinary item........          .16         .01          ---
                                            ----------  ----------  -----------
   Net loss..............................       $(3.06)     $(1.28)      $(0.35)
                                            ----------  ----------  -----------
                                            ----------  ----------  -----------

   Weighted average shares outstanding...   30,087,131  50,497,529  137,676,134
                                            ----------  ----------  -----------
                                            ----------  ----------  -----------

             See notes to consolidated financial statements.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                 1992      1993       1994
                                                                 ----      ----       ----
                                                                    (In Thousands)
Net cash flow from operating activities:
   Net loss from continuing operations...................      $(86,701) $(59,822)  $(43,451)

   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization of film costs.........................        221,468    75,004    30,029
     Write-off (recovery) of development projects.......         16,541      (964)   16,526
     Depreciation and amortization......................          6,292     7,692     3,314
     Loss on disposal of or write-down of assets........          1,303       477        33
     (Increase) decrease in receivables.................         (7,186)   29,189     3,216
     Increase (decrease) in payables, accrued
       liabilities, accrued residuals and
       participations, income taxes payable
       and other assets.................................        (48,933)  (13,186)    7,608
     Increase in film costs and rights..................         (7,383)  (29,595)  (59,423)
     Payments on contractual obligations................        (16,480)      ---       ---
     Increase in contractual obligations................           (523)      ---       ---
     Decrease in advance collections on contracts.......        (19,136)  (15,127)   (4,965)
                                                                --------  --------  --------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES.......................................         59,262    (6,332)  (47,113)
     NET CASH PROVIDED BY (USED IN) DISCONTINUED
       OPERATIONS.......................................         65,351       ---       ---
                                                                --------  --------  --------
     NET CASH PROVIDED BY (USED IN) OPERATIONS..........        124,613    (6,332)  (47,113)
Cash flow from investing activities:
   Purchase of property and equipment...................         (3,913)   (1,383)     (992)
   Retirement of assets.................................          3,125        35     1,942
   Investment in LIVE Entertainment Inc.................            ---    (1,265)      ---
   (Increase) decrease in minority interest.............         (7,274)      ---       ---
                                                                --------  --------  --------
     NET CASH (USED IN) PROVIDED BY INVESTING
       ACTIVITIES.......................................         (8,062)   (2,613)      950

                                   (Continued)

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                     1992        1993       1994
                                                                     ----        ----       ----
                                                                          (In Thousands)
Cash flow from financing activities:
   Payments on debt..............................................  $(372,666)  $(24,592)    $(725)

   Increase in borrowings from banks and other credit facilities.    166,131        ---       ---

   Increase (decrease) in notes payable to related parties.......     21,833      2,297      (875)

   (Increase) decrease in receivables from related parties.......     (7,148)       328       322

   Extraordinary gain on extinguishment of debt..................      4,916        ---       ---
   Payment of preferred dividends................................     (3,125)       (20)      ---
   Decrease in cash as a result of the deconsolidation of LIVE...        ---    (11,042)      ---

   Payment of debt restructuring expenses........................     (2,533)       ---       ---
   Increase in debt acquisition costs............................     (3,714)       ---       ---
   Proceeds from sale of accounts receivable to Showtime.........        ---     25,896       ---
   Repayment of Pioneer Bridge Loan..............................        ---     (3,681)      ---
   Repayment of Guild Note.......................................        ---     (4,873)      ---
   Proceeds from Restructuring, net of payments and costs........        ---     58,329      (674)

   Issuance of 7% Notes..........................................        ---        ---    17,500
   Exercise of stock options/warrants............................         10        ---       ---
   (Increase) decrease in restricted cash........................     44,903     (1,234)    1,255
   Repurchase of 14% Senior Notes................................    (32,949)       ---       ---
   Proceeds from SunAmerica Receivable Sale......................     23,125        ---       ---
   Proceeds from Strategic Investor Loans........................     32,603        ---       ---
   Strategic Investor Priority Interest..........................        566        ---       ---
   Strategic Investor Bridge Loan................................      3,647        ---       ---
   Issuance of Series E Preferred Stock..........................     12,801        ---       ---
   Other.........................................................        136         32        (1)
                                                                    ---------  ---------  ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (111,464)    41,440    16,802
                                                                    ---------  ---------  ---------
     INCREASE (DECREASE) IN CASH.................................      5,087     32,495   (29,361)
     Cash and cash equivalents at beginning of period............     19,115     24,202    56,697
                                                                    ---------  ---------  ---------
     Cash and cash equivalents at end of period..................    $24,202    $56,697    27,336

                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

 Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest (net of amount capitalized).......................     $21,861     $8,345    $8,653
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
     Income taxes...............................................      $1,484       $660      $600
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                 See notes to consolidated financial statements.

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:


YEAR ENDED DECEMBER 31, 1992:

     On May 28, 1992, 42,000 shares of Series D Convertible Exchangeable Preferred Stock, par value $1.00 per share, (the "Series D Preferred") held by qualified institutional buyers, were converted into $2,100,000 of the Company's Existing 10% Subordinated Debentures due 2006 (the "Existing 10% Debentures").

     In June 1992, the Company sold to Pioneer, Canal+ and RCS (collectively, the "Strategic Investors"), a total of 360,000 shares of common stock of LIVE Entertainment Inc. ("LIVE") owned by the Company having an aggregate market value of $787,500 and cost of $1,906,000. In exchange for the shares of common stock of LIVE, each Strategic Investor forgave a portion of a $32,000,000 loan previously extended to Carolco by the Strategic Investors (the "Strategic Investor Loans").

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

     Pursuant to the Restructuring, satisfaction of approximately $17,686,000 of the Strategic Investor Loan, Carolco transferred to Pioneer, Cinepole and an affiliate of RCS, 3,885,223, 1,180,030 and 1,180,030 shares of the common stock of LIVE, respectively, representing all of the shares of LIVE common stock held by Carolco. Also pursuant to the Restructuring, the remaining portion of the loan ($14,514,000) was satisfied by the issuance to Pioneer, Cinepole and RCS Communications, of 8,586,543, 3,051,660 and 3,253,337 shares of Carolco's common stock, $.01 par value per share, respectively. (See Note B(5)).

     Pursuant to the Restructuring, each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and Existing 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock. (See Note B(5)).

     In addition, pursuant to the Restructuring, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any Existing 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. (See Note B(5)).


                 See notes to consolidated financial statements.

                 CAROLCO PICTURES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
              Years Ended December 31, 1992, 1993 and 1994



                                                                                Preferred Stock
                                                            ----------------------------------------------------
                                                            Series A        Series B     Series C       Series E
                                                            ----------------------------------------------------
                                                                                 (In Thousands)
BALANCE at December 31, 1991 . . . . . . . . . . .            $--            $30            $60            $--
  Proceeds from issuance of
     preferred stock - Series E. . . . . . . . . .             --             --             --             13
  Increase of Series D to
     liquidation value . . . . . . . . . . . . . .             --             --             --             --
  Preferred dividends. . . . . . . . . . . . . . .             --             --             --             --
  Net Loss - 1992. . . . . . . . . . . . . . . . .             --             --             --             --
                                                           ------          -------        --------      -------

BALANCE at December 31, 1992 . . . . . . . . . . .           $ --            $30            $60            $13
  Proceeds from issuance of New
     Preferred and 5% Notes, net
     of costs. . . . . . . . . . . . . . . . . . .             83             --             --             --
  Exchange of Existing 10%
     Debentures and Series D
     Preferred for common
     stock, net of costs . . . . . . . . . . . . .             --             --             --             --
  Exchange and Contribution of
     Strategic Investor Securities,
     net of costs. . . . . . . . . . . . . . . . .             --            (30)           (60)           (13)
  Satisfaction of Strategic
     Investor Loan, net of costs . . . . . . . . .             --             --             --             --
  Other. . . . . . . . . . . . . . . . . . . . . .             --             --             --             --
  Preferred Dividends. . . . . . . . . . . . . . .             --             --             --             --
  Net Loss - 1993. . . . . . . . . . . . . . . . .             --             --             --             --
                                                           ------          -------        --------      -------

BALANCE at December 31, 1993 . . . . . . . . . . .            $83             $0             $0             $0
  Preferred Dividends. . . . . . . . . . . . . . .              5             --             --             --
  Net Loss - 1994. . . . . . . . . . . . . . . . .             --             --             --             --
                                                           ------          -------        --------      -------

BALANCE at December 31, 1994 . . . . . . . . . . .            $88             $0             $0             $0
                                                           ------          -------        --------      -------
                                                           ------          -------        --------      -------


                                                        Number
                                                          of                   Additional                Retained
                                                        Common       Common      Paid-In    Treasury     Earnings
                                                        Shares        Stock      Capital      Stock       Total         Total
                                                        ------       ------    ----------   --------    ----------    ----------
BALANCE at December 31, 1991 . . . . . . . . . . .      30,624        $303      $126,330    $(5,920)    $(158,630)     $(37,827)
  Proceeds from issuance of
     preferred stock - Series E. . . . . . . . . .          --          --        12,788          --            --       12,801
  Increase of Series D to
     liquidation value . . . . . . . . . . . . . .          --          --         (590)          --            --         (590)
  Preferred dividends. . . . . . . . . . . . . . .          --          --            --          --       (3,125)       (3,125)
  Net Loss - 1992. . . . . . . . . . . . . . . . .          --          --            --          --      (88,017)      (88,017)
                                                      --------     -------     ---------    --------    ----------    ----------

BALANCE at December 31, 1992 . . . . . . . . . . .      30,624        $303      $138,528    $(5,920)    $(249,772)    $(116,758)
  Proceeds from issuance of New
     Preferred and 5% Notes, net
     of costs. . . . . . . . . . . . . . . . . . .          --          --        84,903          --            --       84,986
  Exchange of Existing 10%
     Debentures and Series D
     Preferred for common
     stock, net of costs . . . . . . . . . . . . .      22,500         225        14,059          --            --       14,284
  Exchange and Contribution of
     Strategic Investor Securities,
     net of costs. . . . . . . . . . . . . . . . .      72,000         720        50,116          --            --       50,733
  Satisfaction of Strategic
     Investor Loan, net of costs . . . . . . . . .      14,891         149         9,481          --            --        9,630
  Other. . . . . . . . . . . . . . . . . . . . . .          --           3            30          --            --           33
  Preferred Dividends. . . . . . . . . . . . . . .          --          --           814          --         (834)          (20)
  Net Loss - 1993. . . . . . . . . . . . . . . . .          --          --            --          --      (63,958)      (63,958)
                                                      --------     -------     ---------    --------    ----------     ---------

BALANCE at December 31, 1993 . . . . . . . . . . .     140,015      $1,400      $297,931     $(5,920)   $(314,564)     $(21,070)
  Preferred Dividends. . . . . . . . . . . . . . .          --          --         4,244          --       (4,249)            0
  Net Loss - 1994. . . . . . . . . . . . . . . . .          --          --            --          --      (43,451)      (43,451)
                                                      --------     -------     ---------    --------    ----------     ---------

BALANCE at December 31, 1994 . . . . . . . . . . .     140,015      $1,400      $302,175    $(5,920)    $(362,264)     $(64,521)
                                                      --------     -------     ---------    --------    ----------     ---------
                                                      --------     -------     ---------    --------    ----------     ---------


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

     Once completed, a typical theatrical film will generally be made available for license as follows:


                                             MONTHS AFTER INITIAL   APPROXIMATE RELEASE
                     MARKETPLACE                   RELEASE                PERIOD
                     -----------                   -------                ------
       Domestic theatrical . . . . . . . . .                                 6 months
       Domestic home video . . . . . . . . .             6 months            6 months
       Domestic cable/pay television . . . .         12-18 months        12-24 months
       Domestic network television . . . . .         30-36 months        30-36 months
       Domestic syndication television . . .         30-36 months        36-60 months
       Foreign theatrical. . . . . . . . . .                               4-6 months
       Foreign video . . . . . . . . . . . .          6-12 months         6-18 months
       Foreign television. . . . . . . . . .         18-24 months        18-30 months


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

     CONCENTRATION OF CREDIT RISKS: Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash investments and trade accounts receivable. The Company places its temporary cash investments principally in repurchase agreements, money markets and government bond funds with its banks, which are high credit, quality financial institutions.

     The Company licenses various rights in its motion pictures to distributors throughout the world. Concentrations of credit risk with respect to trade accounts receivable are limited due to the fact that generally, payment is received in full or in part, or letters of credit are obtained, prior to the Company's release of the films to its distributors. As of December 31, 1994 the Company had no significant concentration of credit risk.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

     FINANCIAL INSTRUMENTS:

     CASH AND CASH EQUIVALENTS. The cash equivalents of the Company are generally short-term in nature and the fair market value of such cash equivalents are equal to their carrying value.

     LONG- AND SHORT-TERM DEBT. The carrying amount of the Company's short-term borrowing under its credit facility (see Note H (2)) approximates its fair market value at December 31, 1993 and 1994. As a result of the Restructuring in 1993 (see Note B), the Company's long-term debt at December 31, 1993 was determined to approximate its carrying amount. At December 31, 1994, the aggregate fair value of the 11.5%/10% Reducing Rate Senior Notes due 2000, the 13%/12% Reducing Rate Senior Subordinated Notes due 1999 and the 13% Senior Subordinated Notes due December 1, 1996 is approximately $14,819,000 compared with a carrying value of $58,398,200. This fair market value is based on the Company's discussions with investment bankers and financial advisors since these obligations are not widely traded.

     PROPERTY AND EQUIPMENT: Property and equipment are carried at cost and depreciated or amortized using the straight-line and accelerated methods over the following useful lives:


   Equipment, furniture and leasehold improvements . . . . . . .   5-13 years
   Vehicles. . . . . . . . . . . . . . . . . . . . . . . . . . .      5 years
   Building. . . . . . . . . . . . . . . . . . . . . . . . . . .     30 years

     NET LOSS PER COMMON SHARE: Net loss per share is based on the weighted average number of common shares outstanding during the period, after appropriate inclusion in net loss of payment-in-kind dividends of $4,321,103 in 1992, $833,700 in 1993 and $4,249,000 in 1994. Common equivalent shares, consisting of outstanding stock options and warrants, the Series A Convertible Preferred Stock in 1994, and in 1993 and 1992, the Series B Convertible Preferred Stock,
Series C Convertible Exchangeable Preferred Stock, Series D Convertible Exchangeable Preferred Stock and Series E Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 10% Convertible Subordinated Debentures due 2006 (in 1993 and 1992); the 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (in 1994 and 1993); and the 7% Convertible Subordinated Notes due 2006 (in 1994) were excluded because the effect of their inclusion would be antidilutive.

     INCOME TAXES: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes". Previously, the Company used SFAS No. 96 "Accounting for Income Taxes". The adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations for the year ended December 31, 1993. Current and deferred federal income taxes are provided based on the Company and its U.S. subsidiaries owned 80% or more, filing a consolidated tax return. Deferred taxes, relating to the differences in accounting for film rights and the related amortization for financial statement and tax return purposes as well as from financial statement reserves not currently deductible for tax purposes, have historically been determined

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Due to the reversal of prior book and tax differences, as of December 31, 1994, Carolco's deferred tax liability has been virtually eliminated. However, due to the potential liability arising from the ongoing examination of Carolco's 1988, 1989, 1990, 1991, 1992 and 1993 federal income tax returns by the Internal Revenue Service ("IRS") and the 1988 and 1989 state income tax returns by the California Franchise Tax Board ("FTB"), Carolco has not reduced the amount of its current and deferred income tax liability.
See Note J for a further discussion of these examinations.

     On October 18, 1993, Carolco's wholly-owned subsidiary, Carolco International N.V. ("CINV") was domesticated as a Delaware corporation and its name was changed to Carolco International Inc. ("CII"). Due to the domestication of CINV, in future periods, foreign source income of Carolco will be subject to United States income taxation which could result in a significant increase in Carolco's effective tax rate.

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

     RECLASSIFICATIONS: Certain reclassifications were made to the 1992 and 1993 financial statements to conform to the 1994 presentation.

     RESTRICTED CASH: In 1993, restricted cash of $1,255,000 represented funds on deposit by the Company to satisfy an obligation of the Company to Mr. Kassar. Such amounts were paid to Mr. Kassar in 1994.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Carolco Pictures Inc. and its wholly-owned subsidiaries including CII, Carolco Television Inc. ("CTI") and The Vista Organization, Ltd. ("Vista"); The Vista Organization Partnership, L.P.; and Carolco Studios Inc. (Delaware) ("CSI") (collectively, the "Company" or "Carolco"), after elimination of material intercompany accounts and transactions. Such companies are engaged in a single business segment, the entertainment industry, and their principal activities include the production, acquisition and distribution of feature films.

     In 1992, the Company consolidated its results of operations with those of LIVE Entertainment Inc. ("LIVE"). From January 1, 1993 through October 20, 1993, Carolco accounted for its investment in LIVE using the equity method of accounting. In connection with Carolco's October 20, 1993 financial restructuring (see Note B), Carolco transferred all of its ownership interest in LIVE to Pioneer LDCA, Inc. ("Pioneer"), Cinepole Productions B.V. ("Cinepole"), a wholly-owned subsidiary of Le Studio Canal+ S.A. ("Le Studio") and RCS International Communications N.V. ("RCS Communications"), an affiliate of RCS Editori S.p.A. As of December 31, 1993, Carolco owned no shares of LIVE Common Stock; however, the Company and LIVE had entered into negotiations for a business combination (see Note C). As a result, at December 31, 1993, the Company did not restate its statements of operations or statements of cash flows to reflect its investment in LIVE as a discontinued operation. In October 1994, the Company and LIVE terminated negotiations for the proposed business combination. Therefore, the statements of operations and statements of cash flows for the years ended December 31, 1992, 1993 and 1994 have been restated to reflect LIVE as a discontinued operation.

NOTE B - RESTRUCTURINGS AND GOING CONCERN ISSUES

1992 RESTRUCTURING

     In December 1991, the Company began discussions with Pioneer, Canal+ and RCS in order to alleviate the Company's liquidity problems. In March 1992, the Company entered into definitive agreements with Pioneer, Le Studio and RCS to help alleviate the Company's liquidity problems (the "1992 Restructuring"). In anticipation of and associated with the 1992 Restructuring, in 1991, the Company recorded costs of $88,400,000, consisting of provisions for losses due to the sale of certain film rights and programming ($57,400,000), writedown of development and term deal costs ($13,500,000) and legal, severance and other expenses ($17,500,000). In 1992, the Company recorded additional costs of $2,626,000 associated with this restructuring.

     On January 29, 1992, the Company successfully completed a tender offer (the "Tender Offer") pursuant to which the Company agreed to purchase in excess of a majority of the then outstanding 14% Senior Notes due June 1, 1993 (the "14% Notes") for a total of $33,757,000 principal balance at a price of $830 per $1,000 principal amount of 14% Notes. As a result of the Tender Offer, the Company recognized an extraordinary gain of $4,916,000 representing the difference between the cash paid for the 14% Notes as part of the Tender Offer and the carrying value of the debt at January 29, 1992.

1993 RESTRUCTURING

     On October 20, 1993, the Company completed a financial restructuring (the "Restructuring"), which had been proposed in order to reduce or satisfy certain of the Company's then current and future financial obligations and to provide the Company with additional capital to permit the continuation of the

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE B - RESTRUCTURINGS AND GOING CONCERN ISSUES (CONTINUED)

Company as a going concern. The following is a description of the main components of the Restructuring, certain actions taken in conjunction therewith and certain of the agreements entered into in connection therewith.

 (1) CONSUMMATION OF EXCHANGE OFFERS. $22,496,000 in aggregate principal amount of 11.5%/10% Reducing Rate Senior Notes due 2000 (the "New Senior Notes") were issued in exchange for a portion of the Company's outstanding 14% Notes, plus accrued interest. In addition, $13,431,700 in principal amount of 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (the "New Senior Subordinated Notes") were issued in exchange for a portion of the Company's 13% Senior Subordinated Notes due December 1, 1996 (the "13% Notes"), plus accrued interest. The exchanges described above are collectively referred to herein as the "Exchange Offers." In addition, approximately $3,030,300 of cash representing accrued interest was paid as part of the Exchange Offers.

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

     As a result of the Exchange Offers, the Company recognized an extraordinary loss on extinguishment of debt of $1,323,000.

 (2) CONSUMMATION OF CONSENT SOLICITATION. Concurrently with the Exchange Offers, the holders of the 13% Notes approved certain amendments (the "Amendments") to the indenture governing the 13% Notes (the "13% Note Indenture"). The Amendments are binding upon all holders retaining 13% Notes, whether or not such holders consented to adoption of the Amendments. Holders of 13% Notes who consented to the Amendments also waived certain events of default under the 13% Note Indenture and eliminated substantially all of the restrictive covenants and certain default provisions in the 13% Note Indenture.

 (3) PURCHASES OF NEW PREFERRED STOCK AND 5% NOTES FOR CASH. Pioneer, Cinepole and MGM Holdings Corporation ("MGM Holdings") purchased from the Company 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock, a newly designated series of the Company's series preferred stock ("Series A Preferred"), in exchange for cash consideration of $40,000,000, $12,500,000 and $30,000,000, respectively. The Series A Preferred bears an annual dividend rate of 5%. Dividends are payable when and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of Series A Preferred. Each share of Series A Preferred is convertible at the option of the holder into Common Stock of the Company at $.60 per share.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

     MGM Holdings also purchased from the Company $30,000,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes") in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which Metro-Goldwyn-Mayer, Inc. ("MGM") receives $100,000,000 in distribution fees under the MGM Distribution Agreement. This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, a holder of a 5% Note may elect to convert such 5% Note into Common Stock of the Company at the same conversion rate (subject to certain adjustments), effective on the maturity date (October 2002 or upon certain defaults under the indenture governing the 5% Notes) or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets.

     These transactions resulted in an increase to equity of approximately $84,986,000.

 (4) EXCHANGE OF 10% DEBENTURES AND SERIES D PREFERRED. 8,000 shares of the Company's Series D Convertible Exchangeable Preferred Stock (the "Series D Preferred"), representing all of the Company's outstanding Series D Preferred (other than 300,000 shares held by Cinepole), were exchanged for 600,000 shares of the Company's Common Stock, plus a cash payment for a portion of accrued but unpaid dividends. In addition, $14,600,000 in face amount of the Company's 10% Convertible Subordinated Debentures due 2006 (the "10% Debentures"), representing all of the Company's outstanding Existing 10% Debentures (other than $35,000,000 in aggregate face amount held by Pioneer and an affiliate of RCS Video International Services B.V. ("RCS")), was exchanged for 21,900,000 shares of the Company's Common Stock. These transactions resulted in an increase to equity of approximately $14,204,000.

 (5) SATISFACTION OF STRATEGIC INVESTOR LOAN . Carolco transferred to Pioneer, Cinepole and RCS Communications, 3,885,223, 1,180,030 and 1,180,030 shares, respectively, of the common stock of LIVE, representing all of the shares of LIVE common stock held by Carolco in satisfaction of approximately $17,686,000 of a $32,200,000 loan plus accrued interest (the "Strategic Investor Loan"), previously extended to Carolco by Pioneer, Le Studio and RCS (collectively including their affiliates, the "Strategic Investors"). The remaining portion of the Strategic Investor Loan was satisfied by the issuance to Pioneer, Cinepole and RCS Communications, of 8,586,543, 3,051,660 and 3,253,337 shares, respectively, of the Company's Common Stock.

     EXCHANGE OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES FOR COMMON STOCK. Each of the Strategic Investors exchanged a portion of Carolco's outstanding preferred stock and 10% Debentures held by it for an aggregate of 72,000,000 shares of the Company's Common Stock. Specifically, Pioneer received 37,824,031 shares of Common Stock, Cinepole received 22,950,471 shares of Common Stock and RCS Communications received 11,225,498 shares of Common Stock. See
Note I.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

     CONTRIBUTION OF CERTAIN OF THE STRATEGIC INVESTORS' SECURITIES TO THE COMPANY. In addition, each of the Strategic Investors transferred to the Company, as a capital contribution, the Company's remaining outstanding preferred stock, certain related options and warrants and any 10% Debentures held by it after the exchanges described above and all accrued but unpaid dividends and interest thereon and on the securities exchanged and certain other obligations. As a result of the various exchanges and contributions, all of the Company's 10% Debentures, Series B Convertible Preferred Stock, Series C Convertible Exchangeable Preferred Stock, Series D Preferred and Series E Convertible Preferred Stock ceased to be outstanding.

     The above transactions resulted in an increase to equity of $60,072,000.

 (6) NEW DISTRIBUTION AGREEMENT. Carolco entered into a new distribution agreement (the "MGM Distribution Agreement") with Metro-Goldywn-Mayer Inc. ("MGM"), an affiliate of MGM Holdings, which became effective on the December 31, 1993 expiration of the Company's prior distribution agreements with Tri-Star Pictures Inc. ("Tri-Star"). Under the MGM Distribution Agreement, MGM will distribute theatrically in domestic territories those Carolco motion pictures which meet certain criteria until the later of delivery of all qualifying pictures which commence principal photography prior to sixty months from the effective date of the agreement, or the delivery of 20 qualifying pictures. MGM is obligated to advance significant amounts for costs related to the initial domestic theatrical release of each picture covered by the agreement, including the cost of manufacturing prints for United States theatrical release and marketing and advertising costs for such release, unless the Company elects to fund such costs, in which case, MGM has no obligation to do so for any picture thereafter. MGM will be entitled to recoup these print and advertising expenditures from 100% of the theatrical and non-theatrical gross receipts for a covered picture after it has received its distribution fee. To the extent these receipts are not sufficient for MGM to recoup these expenditures, MGM will be entitled to recoup any shortfall from receipts generated by other specified media and, under certain circumstances, directly from Carolco. Except for the first motion picture distributed by MGM under the MGM Distribution Agreement, Carolco is required to guarantee its obligation to pay this shortfall with a letter of credit.

     In addition to domestic theatrical and non-theatrical (i.e. airlines, military, etc.) rights, MGM has also been granted certain domestic television rights, including certain non-exclusive pay-per-view rights and certain exclusive free television rights. In addition, the Company has entered into an agreement with MGM with respect to distribution rights for all media in certain international territories for motion pictures meeting certain criteria as well as certain rights in certain other territories. The Company has reserved for itself certain significant territories and rights where it has existing output agreements and other long-term relationships.

 (7) STANDBY PURCHASE AND INVESTMENT AGREEMENT. The Company, Pioneer, Le Studio, Cinepole, RCS and Tele-Communications, Inc. ("TCI") entered into a standby purchase and investment agreement (the "Standby Agreement") pursuant to which Pioneer, Cinepole and RCS committed to purchase up to $27,500,000, in principal amount of the Company's 7% Convertible Subordinated Notes due 2006 (the "7% Notes") on the later of December 30, 1994 or the date upon which certain conditions are met. In addition, Le Studio and TCI committed to invest up to $27,500,000 in co-productions of the Company's motion pictures, commencing upon the satisfaction of certain conditions, but in no event earlier than December 30, 1994 (the "Co-Production Investments"). The total amount to be invested pursuant to the

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

Standby Agreement would not exceed $47,500,000. See "- Standby Agreement Funding" for a discussion of further developments with respect to the Standby Agreement.

 (8) ACQUISITION OF VISTA. In conjunction with the Restructuring, Carolco acquired all of the outstanding shares of common stock of Vista (the "Vista Common Stock"), other than shares owned by Carolco, together with all of the Carolco Series A Common Stock Put Rights associated therewith (the "Series A Puts") in a two-step transaction consisting of a tender offer and a subsequent merger. As a result, $19,025,500 in principal amount of New Senior Notes was issued and cash of $1,942,000 for interest was paid in exchange for 17,620,290 shares of Vista Common Stock and associated Series A Puts. In addition, approximately $3,156,000 in cash was paid to the holders (other than Carolco or its affiliates) of Vista Common Stock and associated Series A Puts, in exchange for 4,207,816 shares of Vista Common Stock and associated Series A Puts. As a result of the transaction, Vista became a wholly-owned subsidiary of Carolco and ceased operations. The Company recognized an extraordinary loss on this transaction of approximately $50,000.

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

     As a result of the Restructuring described above, the Company altered its business strategy to focus on the production and distribution of its "event" motion pictures. The Company abandoned the business of acquiring and distributing foreign rights for films produced by other motion picture companies. Therefore, the remaining foreign distribution rights owned by the Company cannot be packaged with newly acquired rights, and the Company's ability to recoup the value of such foreign rights was significantly impaired. Also, as a result of the MGM Distribution Agreement, MGM will license all future motion pictures produced by the Company in certain territories. The Company believed this arrangement impaired its ability to license remaining rights to previous motion pictures in these territories. Accordingly, in 1993, the Company reduced the net realizable value of its film costs by $4,744,000.

MOTION PICTURE PRODUCTION

     As a result of the Restructuring described above, the Company had adequate cash resources to meet its obligations as they became due and to begin the process of preparing certain of its motion picture

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
projects for eventual production, including the contracting of artists, directors and other production executives with respect to an anticipated production slate for calendar year 1994. In December 1993, an affiliate of Carolco commenced principal photography of WAGONS EAST, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, Carolco entered into an arrangement with the insurance carrier on the film and an affiliate of LIVE pursuant to which Carolco recovered substantially all of the costs incurred by Carolco on the film. In exchange for certain rights in the film, LIVE agreed to fund completion of the film and engaged Carolco to complete production and servicing of certain pre-existing distribution agreements. In April 1994, Carolco received approximately $13,876,000 representing partial payments under the multi-party arrangement. In February 1995, an additional $1,532,000 was received.

     In mid-May 1994, Carolco determined that the potential costs of the motion picture CRUSADE, then in active pre-production, were significantly greater than originally budgeted and that the film would have to perform exceptionally well in the marketplace to generate a gross margin acceptable for the required level of investment. As a result, Carolco made the decision to postpone the start of principal photography (which had been scheduled to begin in August 1994) while Carolco evaluated alternative approaches to the project. As a result of Carolco's decision not to make CRUSADE when scheduled, an affiliate of Arnold Schwarzenegger made a claim for payment of the full fee that would have been payable for the acting services of Mr. Schwarzenegger. Pursuant to a settlement agreement with Mr. Schwarzenegger, Carolco has paid certain amounts to the affiliate of Mr. Schwarzenegger and assigned to an affiliate of Mr. Schwarzenegger all rights, title and interest in CRUSADE. If, during an approximately three-year period, Mr. Schwarzenegger obtains a commitment for production of the film, Carolco will receive reimbursement of a portion of its pre-production expenditures on the film and will participate in any future net profits of the film (as defined in the agreement). In the event Mr. Schwarzenegger's affiliate is unable to obtain a production commitment during such period, Carolco will have the exclusive right to reacquire all rights, title and interest in CRUSADE for an amount equal to the sum of (i) all out-of-pocket costs incurred by such affiliate in acquiring the rights to CRUSADE and
(ii) all actual out-of-pocket development costs incurred by such affiliate.

     As of December 31, 1994, Carolco paid a total of $13,231,000 in pre-production expenses for CRUSADE including capitalized interest and production overhead and amounts paid to the affiliate of Mr. Schwarzenegger. These amounts have been included in Amortization of Film Costs, Participations and Residuals for the year ended December 31, 1994.

     In 1994, the Company began pre-production of the motion picture SHOWGIRLS. Through October 1994, the Company incurred pre-production costs of approximately $9,626,000 in connection with SHOWGIRLS. Also in 1994, Carolco began development of the motion picture LOLITA. Prior to December 1, 1994, the Company had incurred development costs of approximately $3,863,000 in connection with LOLITA. These amounts were substantially reimbursed upon the sale of these motion pictures. See "Interim Financing Arrangements" and "- Other Financing Arrangements" below.

     Carolco currently has one motion picture in production: CUTTHROAT ISLAND starring Geena Davis and Matthew Modine and directed by Renny Harlin. CUTTHROAT ISLAND commenced principal photography in October 1994 and is scheduled to be completed and available for release in the latter half of 1995; however, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released. The direct negative cost of CUTTHROAT ISLAND is expected to be in excess of

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

$80,000,000. Carolco has completed certain financing arrangements in connection with CUTTHROAT ISLAND. On February 6, 1995, the limited partnership formed by Carolco to produce and distribute CUTTHROAT ISLAND ("Cutthroat Island LP") satisfied the conditions necessary for it to draw funds under a production loan (the "Production Loan") provided by a group of banks led by Berliner Bank AG (London Branch) and Credit Lyonnais Bank Nederland N.V. ("CLBN"). The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing expenses. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of CUTTHROAT ISLAND. In addition, through March 1995, $13,126,000 in proceeds from the Production Loan were provided directly to Cutthroat Island LP. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of CUTTHROAT ISLAND. Initial proceeds from the distribution of CUTTHROAT ISLAND will be used exclusively to repay the Production Loan. In addition, pursuant to the Standby Agreement funding (see "- Standby Agreement Funding" below), the Company received $7,500,000. These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

     As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and currently anticipates that it will continue to experience losses through 1995. Moreover, because of the substantial capital requirements involved in the pre-production of CRUSADE, LOLITA and SHOWGIRLS and the pre-production and principal photography stages of CUTTHROAT ISLAND prior to Carolco's ability to borrow funds from the Production Loan, Carolco experienced significant liquidity constraints throughout the fourth quarter of 1994.

INTERIM FINANCING ARRANGEMENTS

     In order to alleviate the aforementioned liquidity constraints experienced by the Company in late 1994, in October 1994, Carolco consummated certain interim financing arrangements which provided Carolco with additional cash of approximately $18,500,000 (the "Interim Financing Arrangements"). The Interim Financing Arrangements consisted of the following transactions:

          (1) Carolco Production Services Inc., an indirect wholly-owned subsidiary of Carolco ("CPSI"), and Chargetex 6, S.A., an affiliate of the French company Chargeurs ("Chargetex"), entered into a Purchase and Sale Agreement dated as of October 18, 1994 whereby CPSI transferred to Chargetex all of its rights in the motion picture SHOWGIRLS, which commenced principal photography on October 23, 1994. The purchase price consisted of (i) reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Chargetex and (ii) the assumption by Chargetex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. Approximately $8,898,000 was paid to Carolco by Chargetex upon closing of the transaction, and an additional $439,000 was paid in January 1995. CPSI will be entitled to a percentage of the adjusted gross receipts from the exploitation of the completed motion picture after Chargetex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

          (2) Pioneer, Pioneer LDC, Inc., an affiliate of Pioneer, and Carolco entered into an Agreement dated as of October 14, 1994 pursuant to which Carolco received a prepayment of approximately $6,700,000 from Pioneer arising from the video distribution in Japan of TERMINATOR 2: JUDGMENT DAY and theatrical, video and pay television distribution in Japan of CLIFFHANGER. The amounts from CLIFFHANGER were paid to Carolco pursuant to an agreement entered into by and among the co-producers of CLIFFHANGER.

          (3) Carolco and RCS entered into a Waiver, Assignment and Acknowledgment Agreement dated as of October 14, 1994 (the "RCS Waiver Agreement") whereby RCS waived certain conditions subject to which RCS was required to purchase 7% Notes on December 30, 1994 under the Standby Agreement. In exchange for the accommodations by RCS, the parties agreed to reduce the principal amount of 7% Notes to be purchased by RCS under the Standby Agreement from $2,500,000 to $1,000,000 and RCS agreed to purchase a portion of Carolco's interest in the motion picture CUTTHROAT ISLAND for $1,500,000 on terms that are no less favorable than those applicable to TCI and Le Studio under the Co-Production Investments.

     On October 14, 1994, Carolco received $987,690 representing the principal amount of a $1,000,000 bank loan from CLBN, discounted to yield an interest
rate of 5.4375% per annum.   As   security for such loan, Carolco assigned to
CLBN its right to receive RCS' payment for 7% Notes due in December 1994. RCS delivered a letter of credit to CLBN to secure its obligation to purchase 7% Notes.

           (4) Carolco and Le Studio Canal+ (U.S.) ("Le Studio U.S.") entered into an Amendment to the Exclusive Agency Agreement dated as of October 14, 1994 whereby Le Studio U.S. prepaid $2,000,000 of sales commissions that were anticipated to be due to Carolco in late 1994 in connection with Carolco serving as the foreign sales agent for the motion picture STARGATE. See Note F for more a complete discussion of the arrangements with Le Studio U.S. regarding STARGATE.

STANDBY AGREEMENT FUNDING

     In December 1994 and January 1995, the Company consummated the following transactions with the Strategic Investors in accordance with the Standby Agreement.

     On December 12, 1994, Pioneer agreed to purchase in advance $5,000,000 in aggregate principal amount of 7% Notes. On December 30, 1994, Pioneer purchased the remaining $5,000,000 of 7% Notes as required under the Standby Agreement.

     On December 30, 1994, Cinepole purchased $7,500,000 in aggregate principal amount of 7% Notes. In addition, on December 30, 1994, LSC+ Investments Inc., a wholly owned subsidiary of Le Studio (U.S.) ("LSC+") and TCI purchased limited partnership interests in Cutthroat Productions L.P. in exchange for $6,000,000 in accordance with the terms of the Standby Agreement. Pursuant to the partnership agreement, LSC+, TCI and an affiliate of Carolco are each entitled to receive a participation in certain revenues generated from the exploitation of CUTTHROAT ISLAND, following repayment of the Production Loan and the payment of (or establishment of reserves for) certain third party obligations, as follows: First, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues until LSC+ and TCI recoup their preferred return (which equals 10% per annum on their initial capital contributions) plus their initial capital

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
contributions.   Second, the Carolco affiliate is entitled to receive all
revenues until it recoups a distribution fee equal to 10% of the receipts from the distribution of the film in certain territories and an overhead reimbursement fee. Third, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 10%, 6% and 84%, respectively, of revenues, until LSC+ and TCI have each received an amount equal to their capital contributions. Thereafter, LSC+, TCI and the Carolco affiliate are entitled to receive approximately 5%, 3% and 92%, respectively, of remaining revenues.

     On January 19, 1995, RCS purchased a participation interest in CUTTHROAT ISLAND from an affiliate of Carolco in exchange for payment of $1,500,000, as contemplated by the Interim Financing Arrangements. Pursuant to its participation interest, RCS is entitled to receive payments from Carolco's affiliate when TCI and LSC+ receive distributions. RCS is to receive a percentage based upon dividing RCS' payment by the aggregate capital contributions of TCI and LSC+ pursuant to the partnership agreement described above.

OTHER FINANCING ARRANGEMENTS

     CPSI and Alphatex an affiliate of the French company Chargeurs ("Alphatex"), entered into a Purchase and Sale Agreement dated as of December 1, 1994 whereby CPSI transferred to Alphatex all of its rights in the motion picture LOLITA. The purchase price consisted of (i) the reimbursement of CPSI's and/or Carolco's direct costs incurred in connection with the development and production of the motion picture through the date the rights in the picture were transferred to Alphatex and (ii) assumption by Alphatex of all of CPSI's and/or Carolco's obligations relating to the development and production of the motion picture. On December 2, 1994, approximately $3,826,000 was paid to Carolco by Alphatex upon closing of the transaction with additional amounts estimated to be less than $200,000 to be paid as accountings are provided to Alphatex. CPSI will be entitled to a percentage of adjusted gross receipts from the exploitation of the completed motion picture after Alphatex has recouped certain costs and expenses incurred in connection with the motion picture plus an additional $10,000,000.

     Pursuant to certain distribution agreements with Tri-Star, certain payments were due to the Company or its affiliates from Tri-Star at December 31, 1994.
In February and March of 1995, Tri-Star paid approximately $14,147,000 pursuant to these distribution agreements.

CURRENT OBLIGATIONS OF THE COMPANY

     CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under a credit facility with CLBN acting as agent and lender (the "CLBN Facility") as of the date hereof. The maturity date of the loan under the CLBN Facility, which is secured by substantially all of Carolco's assets, is September 30, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the CLBN Facility. Repayment of the CLBN Facility, without a replacement facility, would have a severe adverse effect on the operations and financial viability of Carolco.

     In August 1992, Carolco entered into an agreement with the Screen Actors Guild, the Director's Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
agreements. As of December 31, 1994, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $10,025,000, including accrued interest at 3-month LIBOR, plus 1% per annum. On January 30, 1995, the Company paid $3,285,000 to the Guilds, representing payment of the October 1994 installment, plus accrued interest thereon. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional $600,000 due on October 1, 1996. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

     In addition to the Guild Note, the Company has on-going obligations to the Guilds, the American Federation of Musicians ("AFM") and the International Alliance of Theatrical Stage Employees ("IATSE"), for amounts owed under similar collective bargaining agreements. In February 1995, the Company paid approximately $3,000,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994. The amount of residual obligations to be paid for each quarter of 1995 will be determined by the amount of cash received by the Company in 1995.

     In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with motion picture talent (actors, directors, producers, writers), and co-production investors, (collectively, the "Participants") whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At December 31, 1994, the Company had recorded present and future obligations of approximately $22,400,000 in connection with various Participants' contingent compensation arrangements. Additional contingent compensation obligations will be recorded in 1995 based on the film revenue recognized by the Company in 1995.

     Semi-annual interest of approximately $3,261,000 on the New Senior Notes and the New Senior Subordinated Notes is due on April 15 and October 15 of each year. Semi-annual interest of approximately $224,000 on the 13% Notes is due on June 1 and December 1 of each year.

     The Company has announced that it will not make the interest payments on the New Senior Notes and New Senior Subordinated Notes when such payments are due on April 15, 1995. As noted above, such interest payment is approximately $3,261,000 If the Company does not make either interest payment prior to the 30-day grace period provided in the indenture governing such issue of indebtedness, the indebtedness under such indentures could be accelerated. The Company currently has $41,521,500 and $13,431,700 in principal amount outstanding under the New Senior Notes and the New Senior Subordinated Notes, respectively. If either of the New Senior Notes or the New Senior Subordinated Notes were accelerated, it would cause defaults under other debt obligations of the Company, subject to any applicable grace periods, permitting such indebtedness to be accelerated as well. If such obligations were accelerated, the Company would not have sufficient funds to satisfy the obligations unless it received additional funds, and would be unable to continue to operate as a going concern.

GOING CONCERN ISSUES

     The Company anticipates that it will continue to experience losses through 1995. During the next 12 months, the Company will not have sufficient cash resources and financing sources to meet its operating

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE B - RESTRUCTURINGS AND GOING CONCERN ISSUES (CONTINUED)

expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which will allow it to continue to operate as a going concern.

     The plan being considered by the Company includes a combination of the following: the sale of certain assets; identifying and securing new equity investments and/or sources of financing; negotiating more advantageous distribution arrangements which would finance at least 100% of the development, production and distribution of new films; and restructuring the Company's outstanding obligations either outside of a Chapter 11 Bankruptcy filing, or within a Chapter 11 Bankruptcy filing (including a possible prenegotiated plan).

     If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. In addition, if the obligations described above under "- Current Obligations of the Company" are accelerated, the Company would not have sufficient funds to satisfy such obligations. The consolidated financial statements as of and for the year ended December 31, 1994 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE C - DISCONTINUED OPERATIONS - LIVE

     Carolco, LIVE and Carolco Acquisition Corp., a wholly owned subsidiary of LIVE ("CAC"), entered into an Agreement and Plan of Merger dated as of August 10, 1994 (the "Merger Agreement") providing for a business combination of Carolco and LIVE. The Merger Agreement provided, among other things, that CAC would be merged with and into Carolco (the "Merger") with Carolco as the surviving corporation continuing as a wholly-owned subsidiary of LIVE. On October 13, 1994, LIVE, CAC and Carolco entered into a Termination Agreement (the "Termination Agreement") providing for the termination of the Merger Agreement and the abandonment of the proposed Merger contemplated thereby. The Termination Agreement also provides for the termination of all rights and obligations of the parties under the Merger Agreement and the mutual release by the parties of all claims of any kind or nature, by reason of or with respect to the Merger Agreement. Costs associated with the proposed merger approximated $1,767,000 and were charged to expense at December 31, 1994.

     Accordingly, the Company's statements of operations for the years ended December 31, 1992 and 1993 have been restated to show LIVE as a discontinued operation. LIVE's revenues and operating loss for 1992 were $192,500,000 and $4,854,000, respectively, and for 1993 were $172,246,000 and $21,177,000, respectively.

     In January 1995, in order to settle disputes between them with respect to the United States and Canadian video distribution rights to the film CUTTHROAT ISLAND, LIVE and Carolco agreed that CUTTHROAT ISLAND would not be subject to the Domestic Video Output Agreement or the German Output Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to CUTTHROAT ISLAND in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement, whereby LIVE would no longer have certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, Carolco paid $3,500,000 to LIVE.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE D - CAROLCO TELEVISION

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

NOTE E - FILM COSTS

                                                            DECEMBER 31,
                                                            ------------
                                                          1993       1994
                                                          ----       ----
                                                           (IN THOUSANDS)
   Film costs are comprised of the following:
     Released, less amortization . . . . . . . . . . .   $57,696    $20,925
     In process and development. . . . . . . . . . . .    20,731     68,220
                                                       ---------  ---------
        Total Film Costs . . . . . . . . . . . . . . .   $78,427    $89,145
                                                       ---------  ---------
                                                       ---------  ---------

     Based on management's estimates of future gross revenues as of December 31, 1994, approximately 20% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 1997. The remaining film costs at December 31, 1994 relate primarily to foreign television revenues, which, due to restrictions on availability, will not be recognized until 1998 and thereafter. Interest capitalized to film costs during the years ended December 31, 1992, 1993 and 1994 totaled $3,315,000, $0 and $1,523,000, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

     In connection with the 1992 Restructuring, the Restructuring, the Standby Agreement Funding and the Interim Financing Arrangements described in Note B, the Company and the Strategic Investors have agreed to various arrangements. Also in connection with the Restructuring, the Company and MGM reached an agreement with respect to the purchase of Series A Preferred and 5% Notes and with respect to certain domestic theatrical, non-theatrical and free television distribution rights. Also, the Company and TCI have entered into agreements with respect to a commitment to purchase 7% Notes and to invest in co-productions of the Company's pictures. See Note B for a more complete description of these arrangements.

     On January 15, April 15, July 15 and October 15, 1994, an additional $354,167, $379,427, $384,170 and $388,972, respectively, in aggregate principal amount of 5% Notes were issued to MGM Holdings, representing the in-kind quarterly interest payment due on the $30,000,000 aggregate principal amount of 5% Notes outstanding. The in-kind quarterly dividends due on the Series A Preferred owned

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
by MGM Holdings, Pioneer and Cinepole have not been paid since January 1, 1994 due to insufficient surplus. As a result, at December 31, 1994, $5,063,000 has been accrued to the Series A Preferred.

     In addition to the foregoing, the Company has engaged in a number of other transactions with the Strategic Investors and MGM Holdings which are summarized below.

     Le Studio, Pioneer and RCS entered into a series of co-production agreements with respect to the production of CLIFFHANGER. Pursuant to these co-production agreements, Le Studio, Pioneer and RCS made equity contributions in the aggregate amount of $16,579,000 bearing interest at 3-month LIBOR plus 1.5% per annum (8.0% at December 31, 1994). As of December 31, 1994, the Company had advanced a total of $5,704,000 toward the production costs of CLIFFHANGER. Pioneer, Le Studio, RCS and the Company are each entitled to receive a participation in certain net revenues generated from the exploitation of CLIFFHANGER, following recoupment by Pioneer, Le Studio, RCS and the Company of their investments plus interest and payment of certain third party
obligations and CINV's deferred distribution fees.   Participation in such
revenues will be approximately as follows: the Company, 42%; RCS, 5%; Pioneer, 24%; and Le Studio, 29%. As of December 31, 1994, no such participations in the net revenues of CLIFFHANGER had yet been made. During the year ended December 31, 1994 and pursuant to the Interim Financing Arrangements, CINV had received approximately $3,419,000 of its deferred distribution fees (See Note B).

     In March 1992, CINV sold 50% ownership in one of its principal development projects to RCS in return for RCS's commitment to pay, subject to certain conditions, 50% of the costs of development and production of the project. Through December 31, 1994, RCS had advanced $7,504,000 representing certain development and production commitments due pursuant to this agreement. Also, in July 1992, CINV sold to Le Studio and Pioneer equal participations in Carolco's remaining 50% interest in the project in return for $2,070,000 from each of Le Studio and Pioneer. The final participation interest of each of Pioneer and Le Studio will be equal to a percentage determined by comparing the investment of each of Pioneer and Le Studio to the final production cost of the project. Carolco has the right to repurchase, before commencement of principal photography, the participations sold to Le Studio and Pioneer for the original purchase price plus interest at 6-month LIBOR plus 1 1/2%. As discussed below, RCS has agreed to transfer all of its interest in this project back to Carolco.

     In June 1990, the Company, through a nominee of CINV, and Le Studio, formed a partnership (the "Carolco/Le Studio Partnership"). In January 1992, the Carolco/Le Studio Partnership entered into a co-financing arrangement with Le Studio and RCS pursuant to which CINV, Le Studio and RCS have each made co-financing payments equal to one-third of the total production cost of the motion picture, CHAPLIN. The co-financing payments earn interest at 3-month LIBOR plus 2% per annum (8.5% at December 31, 1994). CINV, Le Studio and RCS each contributed $13,337,000 to the production costs of CHAPLIN and such contributions have been offset against Film Costs at December 31, 1993 and 1994. In exchange for their co-financing payments, Le Studio and RCS are each entitled to one-third of the net receipts from CHAPLIN, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest. CINV is entitled to one-third of net receipts (less a third party participation interest), which amount will increase at such time as the shares of Le Studio and RCS are reduced. As of December 31, 1994, the Company had paid $6,442,000 to each of Le Studio and RCS representing their

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
share of the net receipts of CHAPLIN. At December 31, 1993 and 1994, respectively, CINV had recorded an obligation of $3,521,000 and $5,445,000, collectively to Le Studio and RCS pursuant to the co-financing arrangement. The obligation is included in Notes and Amounts Payable, Related Parties and will be paid in future periods based on actual receipts of cash.

     RCS has asserted a claim of approximately $4,700,000 against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of RCS's unrecouped investment in the motion picture CHAPLIN. Carolco believes that the alleged guarantees have been relinquished. Carolco and RCS have reached an agreement in principle as to the settlement of RCS' claim pursuant to which, subject to execution of definitive documentation, Carolco will pay RCS $4,000,000 and RCS will waive all claims relating to CHAPLIN and quitclaim to Carolco all of its ownership and other interest in the motion picture development project sold to RCS in March 1992 and discussed above.

 LE STUDIO:

     Le Studio has asserted a claim against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of Le Studio's unrecouped investment in the motion picture CHAPLIN. Le Studio has not specified the amount of its claim. Le Studio has also claimed that Carolco is obligated to pay $500,000 as reimbursement for expenses incurred by Le Studio in connection with certain restructuring transactions consummated in 1992. Carolco believes that Le Studio relinquished its claim for reimbursement as part of the Restructuring. Although Carolco and Le Studio are discussing these claims, Carolco is unable to predict the outcome of these disputes.

     In March 1991, Le Studio loaned the Company $5,880,000 pursuant to a participation loan agreement entered into between the Company and Le Studio, the proceeds of which were used to pay a portion of the production costs of TERMINATOR 2: JUDGMENT DAY. The loan bears interest at 10% per annum on the unpaid portion. Le Studio will receive 7.64% of Carolco's gross receipts from TERMINATOR 2: JUDGMENT DAY until Le Studio and the Company have recouped their investment. Thereafter, Le Studio will receive 3.82% of Carolco's gross receipts. Le Studio recouped its investment in 1993. During the year ended December 31, 1994, the Company made no payments to Le Studio under this agreement. At March 31, 1995, the Company had an obligation of approximately $9,000 due to Le Studio representing its share of the revenues recognized from TERMINATOR 2: JUDGMENT DAY through March 31, 1995. There was no corresponding obligation at December 31, 1993 or 1994.

     Also pursuant to an investment agreement entered into in July 1991, the Company received $8,343,000, from Le Studio representing a co-financing payment toward the production costs of the motion picture BASIC INSTINCT. The co-financing payment earns interest at the rate of 10% per annum. In exchange for the co-financing payment, Le Studio is to receive 20% of the Carolco's gross receipts from BASIC INSTINCT until Le Studio has recouped its investment, plus interest. As of December 31, 1993, Le Studio had recouped its principal and interest. Thereafter, Le Studio is entitled to receive a 10% participation interest in any net receipts from BASIC INSTINCT after the Company recoups its investments plus certain fees and expenses. In addition, Le Studio was granted an undivided ownership interest with the Company in the film's copyright, subject to certain conditions. The principal portion of the liability is included in Film Costs and reduces the Company's total cost of BASIC INSTINCT. During the year ended December 31, 1994,

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
the Company made no payments to Le Studio under this agreement. During the years ended December 31, 1993 and 1994 the Company had recorded a liability of approximately $995,000 and $1,097,000 respectively to Le Studio as its share of the revenues recognized from BASIC INSTINCT after recoupment by the Company of its investment, plus certain fees and expenses. These obligations are included in Notes and Amounts Payable, Related Parties and will be paid in future periods based on actual receipt of cash.

     In November 1990, the Carolco/Le Studio Partnership entered into a co-financing arrangement agreement whereby each party agreed to be responsible for 50% of the costs of the motion picture DARK WIND. The Company and Le Studio are each entitled to 50% of the net receipts from the film until each has recouped its investment in the film costs, plus interest. Thereafter, the Company is entitled to 75% of the net receipts and Le Studio is entitled to 25% of the net receipts. During the year ended December 31, 1994, the Company made no payments to Le Studio under this agreement. At December 31, 1994, the Company owed $247,000 to Le Studio under this agreement based on revenues recognized through December 31, 1994, and such amount was included in Notes and Amounts Payable, Related Parties. There was no corresponding amount for the year ended December 31, 1993.

     At December 31, 1993 and 1994, the Company had accounts receivable of $3,033,000 and $4,172,000, respectively, from Le Studio. The largest amount owed to the Company by Le Studio since the beginning of 1994 was $4,523,000. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements, pursuant to which Le Studio obtained certain rights to distribute the Company's films for pay and free television in France. In the years ended December 31, 1993 and 1994, the Company received cash payments of approximately $420,000 and $250,000, respectively, from Le Studio, representing advances related to certain of the Company's motion picture releases.

     On September 11, 1992, the Company entered into an agreement with Hexagon Films (U.S.), a former indirect subsidiary of Le Studio ("Hexagon"), to provide the non-exclusive executive producing services for the motion picture STARGATE, for which the Company received $1,000,000, paid ratably over the production period, plus, at the election of the Company, either (i) 1% of the cash receipts from the exploitation of the picture (provided that Hexagon shall have recouped its production costs, related interest expense and distribution costs plus $2,250,000) or (ii) 10% of Hexagon's adjusted gross receipts commencing after Hexagon has recouped its production costs, related interest expense and distribution costs plus a 10% fee to Hexagon. On December 12, 1994, the Company elected to receive its contingent compensation participation interest using option (i). Under the terms of his employment agreements, Mr. Kassar is entitled to receive, as turnaround incentive compensation, 50% of the amounts received by the Company under the agreement with Hexagon. $800,000 of the $1,000,000 due to Carolco under the agreement was paid in 1993 and $200,000 was paid in 1994. The Company in turn paid $400,000 in 1993 and $100,000 in 1994 to Mr. Kassar. In addition, Hexagon has retained the Company to serve as foreign sales agent for the film in all foreign territories (except France and certain French-speaking territories). For its services, Carolco is entitled to a sales commission on all amounts received as a result of the Company's sales agency services. As of December 31, 1994, Le Studio had paid the Company $2,000,000 in sales commission. In addition, as of December 31, 1994, the Company had sales commissions receivable of $736,000. In July 1993, Hexagon was merged into Le Studio U.S., which assumed all rights and obligations under this agreement.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

     In July 1994, Carolco and an affiliate of Le Studio reached an agreement whereby the Le Studio affiliate will receive the rights in most of French-speaking Europe to the motion picture WAGONS EAST. Pursuant to the agreements described in Note B above, in July 1994, Carolco assigned this agreement to an affiliate of LIVE.

 RCS:

     At December 31, 1993, the Company had accounts receivable of $880,000, from RCS. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements entered into, wherein RCS obtained certain rights to distribute the Company's films in all media in Italy. There were no corresponding accounts receivable at December 31, 1994.

     In November 1991, RCS purchased 370,370 shares of Common Stock of the Company at a total purchase price of approximately $5,000,000, or $13.50 per share. In connection with the Company's motion picture BASIC INSTINCT, the Company and RCS entered into a co-financing agreement under which RCS made a $5,000,000 co-financing payment. As permitted in the co-financing agreement, RCS elected to credit the co-financing payment against the purchase of the Company's Common Stock and relinquished its interest in BASIC INSTINCT. The payment bore interest at 6-month LIBOR plus 2% (5 1/2 at December 31, 1993). Pursuant to the Restructuring, RCS contributed $783,000 in accrued interest related to this co-financing payment.

 PIONEER:

     At December 31, 1994, the Company had accounts receivable of approximately $2,000 ($0 in 1993) from Pioneer. These receivables represent minimum guarantees due to the Company pursuant to distribution agreements wherein Pioneer obtained certain rights to distribute the Company's films theatrically in Japan. In 1993 the Company received cash advances of approximately $120,000 from Pioneer, representing advances related to certain of the Company's motion picture releases. There were no corresponding amounts for the year ended December 31, 1994.

     For the year ended December 31, 1993, the Company paid $117,000 for consulting services to Pioneer.

 MGM

     In connection with the production of CUTTHROAT ISLAND, CLBN, an affiliate of MGM, was one of the lead lenders providing the Production Loan. In addition, MGM has agreed to distribute CUTTHROAT ISLAND domestically and internationally pursuant to the distribution agreement described above in Note B.

 MANAGEMENT:

     Pursuant to Article Eleventh of Carolco's Restated Certificate of Incorporation, Article V, Section 5.06 of Carolco's Bylaws and Section 10 of various indemnity agreements entered into between Carolco

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
and its directors upon the commencement of their terms as directors as permitted by Section 145 of the Delaware General Corporate Law ("DGCL"), Carolco is paying the expenses of the following directors incurred in their defense of certain lawsuits described in Note L. Lynwood Spinks (a member of Carolco's Board of Directors), and Roger R. Smith, Fred Feitshans, Peter M. Hoffman, Louis Weiss, Robert L. Turner, Daniel M. Melnick and the late Rocco Viglietta (all former members of Carolco's Board of Directors) are represented by common legal counsel in connection with the purported derivative action. During the years ended December 31, 1992, 1993 and 1994, legal expenses paid on behalf of such directors and former directors and on behalf of Mario F. Kassar, Chairman of the Board were not significant.

     At December 31, 1992, the Company had a $450,000 note payable to New CIBV bearing interest at 12 1/2%, secured by a deed of trust on property purchased by the Company in 1989. Interest was payable monthly with all outstanding principal and unpaid interest payable in full on December 30, 1993. The Company expensed approximately $56,000 in interest on such note payable for each of the years ended December 31, 1992 and 1993. On December 22, 1993, the Company repaid the note in full, including principal and accrued and unpaid interest through December 22, 1993. At December 31, 1993, it was the Company's intention to sell the property. Accordingly, due to the depressed real estate market in Southern California, the Company estimated that the current market value of the property was approximately $450,000 at December 31, 1993 and the Company recognized a loss of $346,000 attributable to the reduced value of the property. Subsequently, the Company has decided to retain the property for its own use. Therefore, the property has not been recorded as an Asset Held for Sale, but has been included at its current estimated market value in Property and Equipment.

     On January 20, 1994, the Company retained Daniels & Associates ("Daniels") to act as its financial advisor in connection with the Business Combination of the Company and LIVE. Michael E. Garstin, a principal in Daniels, is a member of the Company's Board of Directors and the Supervisory Committee. In consideration of the services to be provided by Daniels, the Company agreed to pay Daniels the following compensation: (i) an initial retainer fee in the amount of $100,000 which was paid in March 1994, (ii) $450,000 upon execution of the letter of intent to accomplish the business combination which was paid in September 1994 and (iii) $450,000 upon closing of the business combination which, due to termination of the Merger Agreement, will not be paid. In addition, the Company agreed to pay all reasonable out-of-pocket expenses (including legal fees and expenses) incurred by Daniels, whether or not the business combination is consummated. See Note C. Through December 31, 1994, the Company had paid $125,000 in out-of-pocket expenses.

     On January 1, 1995, the Company retained Daniels and Jefferson Capital Group ("Jefferson") to act as the Company's non-exclusive financial advisors and agents of the Company and assist the Company in locating capital sources, to market for sale substantially all of the Company's film library rights, to make recommendations with respect to any transactions which may result and to consider a possible restructuring of the Company's capital structure. In consideration of the services to be provided by Daniels and Jefferson, Carolco agreed to pay $1,800,000 payable over twelve months at the rate of $150,000 per month. Carolco is required to make a minimum of six monthly payments under the agreement, with 60% of all fees paid to Daniels and 40% paid to Jefferson. In addition, Carolco agreed to pay all reasonable out-of-pocket expenses incurred by Daniels and Jefferson up to $100,000.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

     In connection with Mr. Kassar's current employment agreement, he is entitled to receive certain production-related incentive compensation with respect to "Covered Pictures" equal to a "percentage" of aggregate gross profits (as defined in the agreement) once certain "thresholds" (as defined in the agreement) for all Covered Pictures in a year, taken together, are achieved. "Covered Pictures" for 1992 means CLIFFHANGER, UNIVERSAL SOLDIER, BASIC INSTINCT and CHAPLIN and for 1993 and 1994 means motion pictures as to which principal photography commences during such years. An obligation of $1,407,000 and $1,572,000 was recorded by the Company at each of December 31, 1993 and 1994, respectively, pursuant to this agreement and is included in Notes and Amounts Payable, Related Parties. This obligation will be paid in future periods based on actual receipts of cash and pursuant to the terms of the agreement. The Kassar Agreement provides a separate formula for similar producer's fees for motion pictures as to which principal photography commences from January 1, 1993 through the term of the Kassar Agreement. Other than WAGONS EAST, no motion picture commenced principal photography in 1993. CUTTHROAT ISLAND commenced principal photography in 1994.

     Pursuant to his employment agreement with the Company, Mr. Kassar was entitled to receive a bonus of $500,000 in recognition of the achievements of TERMINATOR 2: JUDGMENT DAY. On April 20, 1993, the Company paid such bonus and accrued interest to Mr. Kassar.

     In October 1993, the Company made a loan of $300,000 to Mr. Lynwood Spinks, a director and officer of the Company, pursuant to Mr. Spinks' employment agreement. The loan bears interest at the Company's periodic borrowing rate (approximately 8.1% at December 31, 1994) and will be forgiven in equal installments of $75,000, plus accrued interest, on each of March 1, 1994, 1995, 1996 and 1997. Any remaining principal plus accumulated interest thereon shall be forgiven by the Company on the termination of Mr. Spinks' employment for any reason whatsoever other than termination by the Company for Mr. Spinks' material breach as defined in the agreement. The largest amount of all indebtness owed to the Company by Mr. Spinks since the beginning of 1994 was $306,000 and $236,000 was outstanding at December 31, 1994.

     Other than as described above, at December 31, 1993 and 1994, respectively, receivables of $107,000 and $81,000 were due from directors, officers and/or employees of the Company.

 OTHER:

     In 1990, the Company entered into an agreement with Continental Film Productions Holding B.V., ("Continental") a Netherlands Antilles Company which the Company believes is controlled by Andrew G. Vajna, a former co-chairman and a founder of the Company. The Company believes that Mr. Vajna is affiliated with certain companies which beneficially own approximately 2.4% of the Company's Common Stock. Pursuant to agreement, Continental acquired the right to distribute all of the films produced or acquired by the Company in all media in Hungary and Poland. The agreement further provides that Continental will pay to the Company 50% of cash receipts from distribution of the Company's films, after Continental recoups its distribution expenses. During the years ended
December 31, 1992, 1993 and 1994, Continental paid to the Company approximately $118,000, $371,000 and $77,000, respectively, pursuant

                     CAROLCO PICTURES INC. AND SUBSIDIARIES
to the agreement. At December 31, 1993 and 1994, Continental owed approximately $24,000, and $30,000, respectively, to the Company pursuant to the agreement.

     In December 1989, pursuant to a stock sale agreement, Mr. Vajna divested his and his affiliates' entire ownership interests (held either directly or indirectly through a chain of related corporations) in the Company's Common Stock, other than an option to purchase 500,000 shares of Common Stock. Pursuant to this agreement, the Company was required to pay certain legal and accounting fees on behalf of Mr. Vajna and his affiliates. In 1992, 1993 and 1994, the Company paid approximately $173,200, $416,000 and $150,000, respectively, in legal and accounting fees pursuant to this agreement. At December 31, 1993 and 1994, the Company owed an additional $80,000 and $94,000, respectively, in legal and accounting fees.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:


                                                                            December 31,
                                                                            ------------
                                                                       1993             1994
                                                                       ----             ----
                                                                         (In Thousands)
     Equipment and furniture . . . . . . . . . . . . . . . .         $8,217           $7,975
     Leasehold improvements  . . . . . . . . . . . . . . . .            496              ---
     Vehicles  . . . . . . . . . . . . . . . . . . . . . . .            141               46
     Building  . . . . . . . . . . . . . . . . . . . . . . .         22,065           22,191
     Land  . . . . . . . . . . . . . . . . . . . . . . . . .          1,851            1,851
     Aircraft  . . . . . . . . . . . . . . . . . . . . . . .            500              ---
                                                                  ---------        ---------
                                                                     33,270           32,063
     Less accumulated depreciation and amortization. . . . .        (13,345)         (14,650)
                                                                  ---------        ---------
                                                                    $19,925          $17,413
                                                                  ---------        ---------
                                                                  ---------        ---------

NOTE H - DEBT

     Debt consists of the following:

                                                                      December 31,
                                                                 ------------------
                                                                   1993        1994
                                                                   ----        ----
                                                                   (In Thousands)
     13% Senior subordinated notes (1) . . . . . . . . .         $3,445      $3,445
     Revolving line of credit -- CLBN (2)  . . . . . . .         14,000      14,000
     New Senior Notes (3)  . . . . . . . . . . . . . . .         41,678      41,521
     New Senior Subordinated Notes (4) . . . . . . . . .         13,432      13,432
     Loan payable (5)  . . . . . . . . . . . . . . . . .            957         ---
     Building mortgage (6) . . . . . . . . . . . . . . .         11,701      11,603
     Note payable -- Guilds (7)  . . . . . . . . . . . .          9,367       9,854
                                                              ---------    --------
         Total debt  . . . . . . . . . . . . . . . . . .        $94,580     $93,855
                                                              ---------    --------
                                                              ---------    --------

     (1) Pursuant to the 13% Note Indenture, since the Company's consolidated net worth was less than $33,334,000 on September 30, 1993, the Company was obligated to offer to purchase $5,000,000 in aggregate principal amount of the 13% Notes on March 31, 1994. Pursuant to the terms of the 13% Note Indenture, the Company credited a portion of the 13% Notes acquired as part of the Restructuring (see Note B) against this obligation and was therefore not required to purchase any additional 13% Notes. As a result of certain amendments to the 13% Note Indenture resulting from the Restructuring the Company has no further obligation to offer to purchase the balance of the 13% Notes prior to maturity in 1996.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE H - DEBT (CONTINUED)

     (2) As of December 31, 1994, the Company has outstanding borrowings of $14,000,000 under a revolving credit agreement provided by a syndicate of banks with CLBN acting as lender and agent (the "CLBN Facility"). The CLBN Facility bears interest at 3-month LIBOR plus .5% (7.0% at December 31, 1994) which interest is payable quarterly. No additional amounts are available to be drawn under the CLBN Facility. The CLBN Facility matures on September 29, 1995 provided certain events of default do not occur. CLBN has also agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. The CLBN Facility is secured by substantially all of the Company's assets.

     At December 31, 1993 and 1994, the Company was not in compliance with several covenants and restrictions under the CLBN Facility, including a covenant that requires the Company to maintain a minimum net worth of $40,000,000. Such items of noncompliance have been waived by CLBN through September 1995.

     (3) Pursuant to the Restructuring described in Note B, the Company issued $22,496,000 in principal amount of New Senior Notes in exchange for $22,496,000 in principal amount of 14% Notes. In addition, pursuant to the acquisition of Vista described in Note B, the Company issued $19,181,800 in principal amount of New Senior Notes in exchange for approximately 17,765,100 shares, or 78.5%, of Vista Common Stock not owned by the Company. The New Senior Notes bear interest at the rate of 11.5% per annum, payable semi-annually on April 15 and October
15.  The New Senior Notes are due in October 2000.

     (4) Pursuant to the terms of the Exchange Offers described in Note B, the Company issued $13,431,700 in principal amount of New Senior Subordinated Notes in exchange for $12,700,000 aggregate principal amount of 13% Notes, plus accrued interest of $115.40 per $1,000 principal amount of 13% Notes, 50% of which was paid in cash and 50% in New Senior Subordinated Notes. The New Senior Subordinated Notes bear interest at the rate of 13% per annum, payable semi-annually on April 15 and October 15. (See Item (1) above). The New Senior Subordinated Notes are due in October 1999.

     (5) In September 1988, the Company entered into a 10.75% term loan agreement with John Hancock Leasing. The purpose of the loan was for the purchase of an aircraft and its refurbishment and was secured by the aircraft. Interest and principal of approximately $141,000 were payable monthly over a period of five years. In 1993, the Company negotiated a reduction of the monthly payment, pending the sale of the aircraft. On February 3, 1994, the Company sold the aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. The Company recognized a gain of $1,275,000 in 1994 related to the sale of the aircraft. (See Note K.)

     (6) Prior to March 29, 1995 Carolco owned the building housing its corporate headquarters in Los Angeles, California. In March 1988, Carolco entered into a $12,000,000 mortgage loan on its headquarters building with Equitable Life Assurance Society of the United States ("Equitable"). The mortgage loan had an interest rate of 10% and was payable in monthly installments beginning March 1990

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE H - DEBT (CONTINUED)

based upon an assumed 30 year amortization of principal. The mortgage provided for a balloon payment of the outstanding principal amount (approximately $11,500,000) on March 1, 1995.

     The mortgage loan, which was non-recourse to Carolco, was sold by Equitable to Dolphinshire, L.P. ("Dolphinshire"), an entity unaffiliated with Carolco, on March 29, 1995. Immediately thereafter, Carolco transferred the building to Dolphinshire in full satisfaction of the mortgage loan outstanding. As a result, the Company recognized a loss of $1,308,000 representing a reduction in the book value of the building and certain leasehold improvements to the amount of the remaining mortgage obligation (see Note K). Immediately following the transfer of ownership to Dolphinshire, Carolco and Dolphinshire entered into a lease agreement pursuant to which Carolco leased a majority of the office space in its headquarters building for a term of ten years with two five year options. Carolco has the right, however, to terminate the lease after five years without penalty.

     (7) In August 1992, the Company reached an agreement with the Screen Actors Guild, the Directors' Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. Pursuant to the agreement, the Company issued a note payable to the Guilds in the amount of $15,000,000 (the "Guild Note"), which was reduced by $3,000,000 on February 24, 1993. The balance of the Guild Note is due in four equal annual installments on October 1 of each year commencing in 1993 and bears interest at 3-month LIBOR, plus 1% per year (7.5% at December 31, 1994), payable in cash or additional notes payable. A provision of the note allowed the Company to prepay all or a portion of the note prior to October 1, 1993 at a redemption price of 60% of the then outstanding balance, plus accrued interest, or between October 1, 1993 and October 1, 1994 at a redemption price of 70% of the then outstanding balance, plus accrued interest. After October 1, 1994, the note is not subject to any further redemption discounts. On September 29, 1993, the Company redeemed $3,000,000 of the Guild Note, including accrued interest, at 60% of the balance due. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of $1,249,000. At December 31, 1994, $10,025,000 was outstanding under the Guild Note, including accrued interest. On January 30, 1995, the Company paid $3,285,000 to the Guilds, representing payment of the October 1, 1994 installment, plus accrued interest. The note payable to the Guilds is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the CLBN Facility (see Item (2) above).

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE H - DEBT (CONTINUED)

     Assuming that none of the Company's debt is accelerated, future expected annual payments as of December 31, 1994 are as follows:



                                                  (In  Thousands)
              1995  . . . . . . . . . . . . . .      $32,172
              1996  . . . . . . . . . . . . . .        6,730
              1997  . . . . . . . . . . . . . .         ---
              1998  . . . . . . . . . . . . . .         ---
              1999  . . . . . . . . . . . . . .       13,432
              Thereafter  . . . . . . . . . . .       41,521
                                                     -------
                                                     $93,855
                                                     -------
                                                     -------

NOTE I - STOCKHOLDER'S DEFICIENCY

     On June 15, 1990, in exchange for $30,000,000, Le Studio purchased 30,000 shares of the Company's Series B Preferred, and an unregistered warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $18.50 per share of Common Stock, subject to adjustment. Pursuant to the Restructuring, Le Studio exchanged a portion of the Series B Preferred for shares for Common Stock of the Company and contributed the balance of the Series B Preferred and related options and warrants to the Company. (See Note B
- - Financial Restructuring (5)).

     On July 3, 1990, in exchange for $60,000,000, Pioneer purchased 60,000 shares of the Company's Series C Preferred, and an unregistered warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $18.50 per share, subject to adjustment. Pursuant to the Restructuring, Pioneer exchanged a portion of the Series C Preferred for Common Stock of the Company and contributed the balance of the Series C Preferred and related options and warrants to the Company. (See Note B - Financial Restructuring (5)).

     On November 1, 1991, the Company issued 600,000 shares of Series D Preferred and $35,000,000 aggregate principal amount of Existing 10% Debentures. Of the Series D Preferred, 300,000 shares were sold to non-affiliates and subsequently, in accordance with the provisions of the Series D Preferred, all but 8,000 shares of such Series D Preferred was converted to Existing 10% Debentures. Pursuant to the Restructuring, those Existing 10% Debentures and the remaining 8,000 shares of Series D Preferred were exchanged for 21,900,000 and 600,000 shares, respectively, of the Company's Common Stock. The holder of the 8,000 shares of Series D Preferred also received $20,000 in cash representing accrued but unpaid dividends thereon. The remaining 300,000 shares of Series D Preferred sold by the Company were purchased by Le Studio for $15,000,000 in a separate, but contemporaneous sale. (See Note B - Financial Restructuring (4)).

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE I - STOCKHOLDER'S DEFICIENCY (CONTINUED)

     Of the $35,000,000 principal amount of Existing 10% Debentures sold contemporaneously with the sale of Series D Preferred, RCS purchased $20,000,000 principal amount of Existing 10% Debentures and Pioneer Electronics, an affiliate of Pioneer, purchased $15,000,000 principal amount of Existing 10% Debentures. RCS also purchased 370,370 shares of Common Stock of the Company at a total purchase price of approximately $5,000,000, or $13.50 per share. Pursuant to the Restructuring, Le Studio, RCS, and Pioneer Electronics exchanged a portion of the Series D Preferred and Existing 10% Debentures held by them for Common Stock of the Company and contributed to the Company the balance of their Series D Preferred and Existing 10% Debentures. (See Note B - Financial Restructuring (5)).

     In connection with the Company's motion picture BASIC INSTINCT, RCS made a $5,000,000 co-financing payment. As permitted in the co-financing agreement, RCS elected to credit the $5,000,000 co-financing payment against the purchase of Common Stock and relinquish its interest in BASIC INSTINCT. In connection with the co-financing agreement, the Company agreed to pay to RCS interest on the $5,000,000 at a rate of 6-month LIBOR plus two percentage points (5 1/2% at December 31, 1993). At October 20, 1993, such accrued interest totaled approximately $783,000. Pursuant to the Contribution and Exchange Agreement, described in Note B - Financial Restructuring (5), RCS contributed its interest in this obligation to the Company.

     In 1992, the Strategic Investors agreed to purchase an aggregate of 12,800 shares of Series E Preferred at $1,000 per share for an aggregate purchase price of $12,800,000. Pursuant to the Restructuring, Le Studio, RCS and Pioneer each exchanged a portion of the Series E Preferred for Common Stock of the Company and contributed to the Company the balance of the Series E Preferred. (See
Note B- Financial Restructuring (5)).

     As a result of the Restructuring, effective October 20, 1993, all of the Company's Existing 10% Debentures, Series B Preferred, Series C Preferred, Series D Preferred and Series E Preferred ceased to be outstanding.

     Pursuant to the terms of the Restructuring, Pioneer, Cinepole and MGM Holdings purchased from Carolco 40,000, 12,500 and 30,000 shares, respectively, of Series A Preferred, in exchange for cash payments of $40,000,000, 12,500,000 and $30,000,000, respectively. The Series A Preferred bears an annual dividend rate of 5%. Cumulative dividends are payable when and if declared by Carolco's Board of Directors, either (a) out of any fund legally available therefore, or
(b) for the first five years after issuance, to the extent legally available therefore, in additional shares of Series A Preferred equal to 1.25% multiplied by the liquidation preference of the Series A Preferred for each quarterly dividend period, at the Company's election. All dividends shall accrue from the beginning of each quarterly dividend period and shall be payable on the first day of the next succeeding quarterly dividend period. Accrued but unpaid dividends will be added to the liquidation preference of the Series A Preferred on the first day of the next succeeding quarterly dividend period. On December 31, 1994, unpaid dividends totaling $3,982,000 from January 1, 1994, April 1, 1994, July 1, 1994 and October 1, 1994, had been added to the liquidation preference, resulting in a total liquidation preference of $86,482,000. In addition, dividends of $1,081,000

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE I - STOCKHOLDER'S DEFICIENCY (CONTINUED)

payable on January 1, 1995, were accrued at December 31, 1994. However, since Carolco did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, Carolco was unable to pay such dividends. Each share of Series A Preferred is convertible at the option of the holder into Common Stock of Carolco at $.60 per share. As of December 31, 1994, approximately 144,137,000 shares of Common Stock of Carolco would be issuable upon conversion of the Series A Preferred. Holders of the Series A Preferred will be entitled to the same voting rights as such holders would be entitled to if they had converted their Series A Preferred to Common Stock. The holders of the Series A Preferred will also be entitled to vote as a class on certain matters.

 STOCK OPTION PLANS

     In 1986, the Company adopted two stock option plans (the "1986 Plans"); one for its officer, directors and key employees (the "Employee Plan") and one for its key consultants (the "Non-Employee Plan"). The Employee Plan provides for the grant of both "incentive stock options" and "non-qualified stock options" to acquire Common Stock of the Company. The Non-Employee Plan provides for the grant of only "nonqualified stock options." The maximum number of shares subject to the 1986 Plans are 1,450,000 shares. Options expire 10 years subsequent to date of grant.

     Information relating to options under the 1986 Plan is as follows:


                                                                                       NUMBER OF
                                                                                      UNDERLYING         AVERAGE
                                                                                        SHARES            PRICE
                                                                                        ------            -----
Balance at December 31, 1991 (all outstanding options exercisable)  . . . .            573,090          $   7.67
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (71,500)             7.96
                                                                                     ---------
Balance at December 31, 1992 (all outstanding options are exercisable)  . .            501,590              7.67
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            390,500              1.25
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (438,599)             7.86
                                                                                     ---------
Balance at December 31, 1993 (all outstanding options are exercisable)  . .            453,491              1.95
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---
Exercised   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75,991)             5.43
                                                                                     ---------
Balance at December 31, 1994 (all outstanding options are exercisable)                 377,500              1.25
                                                                                     ---------
                                                                                     ---------

     As of December 31, 1993 and 1994, 560,400 shares and 636,391 shares, respectively, were available under the 1986 Plans for future grants of options.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE I - STOCKHOLDER'S DEFICIENCY (CONTINUED)

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

     At the time the 1989 Plan was adopted, options for a maximum of 1,500,000 shares of the Company's Common Stock and a maximum of 250,000 SARs could be granted under the 1989 Plan. At the annual meeting of stockholders of the Company held on August 23, 1991, the 1989 Plan was amended to provide that the 250,000 SAR's previously authorized may be granted as stock appreciation rights or options and increased the number of shares of Common Stock that may be granted under the 1989 Plan by 750,000 shares. At a special meeting of stockholders of the Company held on September 30, 1993, which was adjourned and concluded on October 18, 1993, the 1989 Plan was further amended to increase the number of options which may be granted under the 1989 Plan by 27,500,000 shares, for a total of 30,000,000 shares. Among other amendments, the 1989 Plan was further amended to (i) provide for a formula of grants of options to directors and certain board committee members each year, and (ii) provide for certain general provisions applicable to participants subject to Section 16 of the Securities and Exchange Act of 1934, as amended.

     Information relating to options under the 1989 Plan is as follows:

                                                                                  NUMBER OF
                                                                                 UNDERLYING           AVERAGE
                                                                                   SHARES              PRICE
                                                                                   ------              -----
Balance at December 31, 1991 (including 1,009,576 options
    exercisable at an average price of $9.58 per share) . . . . . . . .          1,526,000          $   8.95
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            785,000              2.58
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---               ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (297,500)             8.90
                                                                                -----------

Balance at December 31, 1992 (including 1,409,746 options
    exercisable at an average price of $7.86 per share) . . . . . . . .          2,013,500              6.50
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,454,000              1.22
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---               ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,967,000)             6.37
                                                                                -----------

Balance at December 31, 1993 (including 1,852,351 options
     exercisable at an average price of $1.19 per share) . . . . . . . .         17,500,500             1.25
Granted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,900,000              0.39
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---              ---
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,188,000)             1.28
                                                                                -----------

Balance at December 31, 1994 (including 6,812,255 options
     exercisable at an average price of $0.48 per share.                         18,212,500             0.47
                                                                                -----------
                                                                                -----------

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE I - STOCKHOLDER'S DEFICIENCY (CONTINUED)

     As of December 31, 1993 and 1994, 12,471,500 shares and 11,759,500 shares, respectively, were available under the 1989 Plan for future grants of options. As of December 31, 1994, no stock appreciation rights have been granted.

     At December 31, 1994, the Company has reserved approximately 30,986,000 shares of its unissued common stock for stock option plans.

     At December 31, 1994, the Company had reserved approximately 221,971,000 shares of its unissued common stock for convertible debt and preferred stock.

     In April 1993, the Board of Directors of the Company, acting as the Stock Option Committee pursuant to the 1986 Plan and the 1989 Plan of the Company (collectively, the "Plans"), approved a voluntary program for the cancellation and reissuance of outstanding stock options granted under the Plans prior to such date by granting to current employees and directors of the Company the right to agree to cancel such options ("Canceled Options") and to receive in return therefor new options ("New Options") for an equal number of shares pursuant to the Plans, on certain terms and conditions, including, among others:
(i) the exercise price for the New Options would equal $1.250, the closing price of Common Stock on the NYSE on April 20, 1993; (ii) fifty percent (50%) of the New Options would vest on April 20, 1994, the remainder would vest on April 20, 1995 provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options and (iii) all New Options would expire on April 20, 2003, unless the recipient's employment terminates causing the New Options to expire prior to such date. In connection with this arrangement, options to purchase 2,109,500 shares were exchanged for New Options.

     In connection with his 1994 employment agreement, Mr. Kassasr was issued options to purchase 15,000,000 shares of Carolco Common Stock at $0.40625 per share and options to purchase 15,000,000 shares of Common Stock were canceled.

NOTE J - INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations for the year ended December 31, 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the liability method prescribed by SFAS No. 96 "Accounting for Income Taxes," which is superseded by SFAS No. 109. Among other changes, SFAS No. 109 changes the recognition and measurement criteria for deferred tax assets from that provided in SFAS No. 96.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES (CONTINUED)

     The components of pretax income (loss) for the Company are as follows:




                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                          1992       1993       1994
                                                          ----       ----       ----
                                                              (IN THOUSANDS)
Domestic  . . . . . . . . . . . . . . . . . . . .     $(86,131)  $(39,899)   $(24,695)
Foreign . . . . . . . . . . . . . . . . . . . . .          654    (15,368)    (15,189)
                                                      --------   --------    --------
                                                      $(85,477)  $(55,267)   $(39,884)
                                                      --------   --------    --------
                                                      --------   --------    --------


  The provision (benefit) for income taxes for the Company consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                          1992      1993       1994
                                                          ----      ----       ----
                                                              (IN THOUSANDS)
Current:
   Federal  . . . . . . . . . . . . . . . . .           $  ---      $ ---       $  11
   State  . . . . . . . . . . . . . . . . . .              114         38         (38)
   Foreign  . . . . . . . . . . . . . . . . .            1,110        489         (41)
                                                      --------     ------     --------
                                                         1,224        527         (68)
Deferred:
   Federal  . . . . . . . . . . . . . . . . .              ---      4,028       3,635
   State  . . . . . . . . . . . . . . . . . .              ---        ---         ---
                                                      --------    -------     -------
                                                           ---      4,028       3,635
                                                      --------    -------     -------
Provision (benefit) for income taxes  . . . .           $1,224     $4,555      $3,567
                                                      --------    -------     -------
                                                      --------    -------     -------


                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES (CONTINUED)

     Components of deferred income taxes for the Company are as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                                      ------------------------
                                                                   1992       1993        1994
                                                                   ----       ----        ----
                                                                          (IN THOUSANDS)
Film rights and other . . . . . . . . . . . . . . . . . .      $ ---        $4,028      $3,635
Video rights  . . . . . . . . . . . . . . . . . . . . . .        ---           ---         ---
Sales returns and other allowances  . . . . . . . . . . .        ---           ---         ---
Accelerated depreciation and basis reduction  . . . . . .        ---           ---         ---
Accruals not currently deductible for tax
   purposes . . . . . . . . . . . . . . . . . . . . . . .        ---           ---         ---
Other . . . . . . . . . . . . . . . . . . . . . . . . . .        ---           ---         ---
                                                             --------     --------    --------
                                                               $ ---        $4,028      $3,635
                                                             --------     --------    --------
                                                             --------     --------    --------

     A reconciliation of the total effective tax rate to the statutory federal income tax rate for the Company is as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                1992         1993        1994
                                                                ----         ----        ----
                                                                         (IN THOUSANDS)
Statutory income tax rate-benefit . . . . . . . . . . . .      34.0 %       35.0 %       35.0 %
Foreign operations subject to varying income tax rates
  and exemptions  . . . . . . . . . . . . . . . . . . . .       4.6           .3          ---
Nonutilization of net operating loss  . . . . . . . . . .     (25.4)       (34.9)       (32.3)
State income taxes, net of federal tax benefit                  1.2          (.1)         ---
Foreign withholding tax . . . . . . . . . . . . . . . . .      (1.3)         (.8)         ---
Dividend exclusion  . . . . . . . . . . . . . . . . . . .        .2          ---          ---
Alternative minimum tax . . . . . . . . . . . . . . . . .     (13.6)        (7.3)        (9.1)
Foreign deemed dividend . . . . . . . . . . . . . . . . .      (1.2)         ---          ---
Other . . . . . . . . . . . . . . . . . . . . . . . . . .        .1          (.4)        (2.5)
                                                             --------     --------    --------
                                                               (1.4)%       (8.2)%       (8.9) %
                                                             --------     --------    --------
                                                             --------     --------    --------


     Current and non-current deferred income taxes generally reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's current and non-current deferred tax liabilities and assets as of December 31, 1994 are as follows (in thousands):

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES (CONTINUED)

Current and Non-current Deferred Tax Liability:
   Film Rights and Other  . . . . . . . . . . . . . . . . . . . .      $(15,000,000)
Deferred Tax Assets:
   Bad Debt and Other Reserves  . . . . . . . . . . . . . . . . .         6,215,000
   Film Revenue Recognition . . . . . . . . . . . . . . . . . . .         5,178,000
   Other Net  . . . . . . . . . . . . . . . . . . . . . . . . . .           399,000
   Net Operating Tax Loss Carryforward  . . . . . . . . . . . . .        72,100,000
                                                                      --------------
        Total Deferred Tax Assets . . . . . . . . . . . . . . . .        83,892,000
Valuation Allowance . . . . . . . . . . . . . . . . . . . . . . .       (83,892,000)
                                                                      --------------
        Net Deferred Tax Assets . . . . . . . . . . . . . . . . .                 0
                                                                      --------------
Total Current and Non-current Deferred Tax Liability  . . . . . .      $(15,000,000)
                                                                      --------------
                                                                      --------------


     The provision for income taxes includes foreign taxes withheld (refunded) at source on certain revenues. Such amounts were $1,111,000, $489,000 and $(41,000) in 1992, 1993 and 1994, respectively. In addition, the Company has available U.S. federal net operating loss carryovers of approximately $206,000,000 and $173,000,000, respectively, for regular tax and Alternative Minimum Tax return purposes. Such carryovers will expire between the years 1996 and 2009, if not otherwise used to reduce future taxable income. The Company also has available state net operating loss carryforwards of approximately $44,438,000 which will expire through 1999. In addition, the Company has approximately $950,000 of investment tax credit carryforwards which expire in 2002. Such net operating loss carryovers are subject to certain limitations discussed below.

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

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES (CONTINUED)

periods after the second Ownership Change. The amount of such Annual Limitation is approximately $10,000,000 per year.

     Concurrent with the restructuring described in Note B, a third ownership change occurred with respect to the Company on October 20, 1993. As a result, the utilization of the Company's approximately
$170,000,000 of net operating loss carryovers attributable to periods prior to the ownership change is limited in utilization for periods after the third ownership change. The amount of such annual limitation is approximately $2,500,000 per year.

     Concurrent with the Restructuring described in Note B, Vista became a wholly owned subsidiary of Carolco. Vista filed a separate U.S. consolidated and California combined income tax return for the periods prior to its acquisition by Carolco.

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

     The domestic entities of the Company and its predecessors have paid minimum federal or state income taxes in prior years as a result of significant revenues being received by CINV, a wholly-owned Netherlands Antilles subsidiary of the Company. CINV's earnings through October 18, 1993, were generally not subject to current taxation in the United States. Through such date, CINV was subject to substantially lower tax rates in the Netherlands Antilles. In October 1993, CINV was reorganized into a wholly-owned subsidiary of the Company incorporated under the laws of Delaware. The Company does not believe that such reorganization resulted in United States or California income tax liability to the Company. As a result of the reorganization of CINV, foreign source income of the Company in future periods will be subject to United States income taxation, which could result in a significant increase in the Company's effective tax rate. At December 31, 1992, CINV had approximately $30,000,000 of untaxed and unrepatriated earnings. There were no material restrictions on the Company's ability to repatriate its foreign earnings. These earnings would have been subject to certain income taxes and appropriate provision would have to be made in the Company's financial statements if such earnings were remitted as cash dividends or deemed to be remitted in accordance with certain provisions of the IRC.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES (CONTINUED)

     The Company's tax position for prior taxable years may be adversely affected by an audit presently being conducted by the Internal Revenue Service ("IRS") for the Company's 1988 through 1993 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of the Company's 1988 and 1989 State income tax returns. The Company has received notices from the IRS regarding proposed adjustments ("Proposed Adjustments") to the Company's income tax returns for the 1988, 1989 and 1990 taxable years. As of March 15, 1995, the Company has responded or is in the process of preparing responses to all of the Proposed Adjustments by supplying the IRS with additional facts and technical analysis which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the Proposed Adjustments. It is anticipated that the IRS will issue additional proposed adjustments.

     Several of the Proposed Adjustments would disallow deductions or increase income for certain of the Company's taxable years. Many of these Proposed Adjustments affect the timing of income and deductions, i.e., the Company would be required to include income in an earlier taxable year than originally reported or take deductions in a later taxable year than originally reported. Other Proposed Adjustments would reallocate various items of income and deductions between Carolco and CINV (which the Company believes is not subject to federal income taxation), and would include in Carolco's income certain deemed dividends from CINV (the "Carolco/CINV Adjustments").

     One of the Proposed Adjustments would subject CINV's income to United States federal income taxation on the basis that Carolco and CINV were engaged in a partnership for income tax purposes and CINV's share of the "partnership" income was foreign source income that was effectively connected with a trade or business conducted in the United States and therefore subject to United States federal income taxation. If the IRS were successful in asserting this theory, most of the Proposed Adjustments relating to the Carolco/CINV Adjustments would be duplicative, and therefore could not be asserted.

     The Company believes that certain of the Proposed Adjustments are without merit. Because the examination is at an early stage, and because many of the issues dealt with in the Proposed Adjustments are highly complex and unresolved under the current state of the law, the Company cannot predict with any reasonable degree of accuracy the actual tax liabilities that may result from the IRS and FTB examinations. The Company believes its current and non-current deferred income tax liabiltiy as of December 31, 1994 is adequate to cover any potential tax liability from such examinations. However, the ultimate tax liability may be substantially higher or lower.

NOTE K - OTHER INCOME AND OTHER EXPENSES

     Other income includes interest income of approximately $1,398,000, $507,000 and $975,000 in 1992, 1993 and 1994, respectively. In addition, other income for the years ended December 31, 1992, 1993 and 1994 includes $2,419,000, $3,649,000 and $2,304,000, respectively, relating to facility and equipment rentals at Carolco's motion picture studio. Other income also includes property rental income for the years ended December 31, 1992, 1993 and 1994 of $399,000, $435,000 and $717,000,respectively. Foreign currency exchange gains and losses, which were not material, have also been included in other income for each of the years presented.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE K - OTHER INCOME AND OTHER EXPENSES (CONTINUED)

     Other expenses in 1992 include losses totaling $1,116,000 resulting from the sale to the Strategic Investors of the LIVE shares in June 1992, a loss of $3,080,000 relating to the write-off of costs associated with films in which the Company no longer owns distribution rights, and a loss of $3,000,000 resulting from the write-down of the Company's aircraft to the estimated net realizable value.

     On February 3, 1994, Carolco sold its aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. (See Note H (5)). Carolco recognized a gain of $1,275,000 in 1994 as a result of the sale of the aircraft. As a result of the March 1995 sale of the Company's headquarters building (see Note H (6)) the Company reduced the book value of the building and certain leasehold improvements to equal the amount of the remaining mortgage obligation. This resulted in a loss of $1,308,000, which the Company recorded at December 31, 1994. This loss was combined with the gain described above and included in "Other Expenses."

NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with 5 of its key officers, with contract terms to 1997, requiring annual compensation of $3,739,000.

     As of March 30, 1995, the Company entered into a lease for its corporate offices (see Note H (6)). The term of the lease is for 10 years, with an option to cancel a portion of the lease after 18 months and an option to cancel the balance of the lease after 5 years, without penalty.

     Future minimum lease payments as of December 31, 1994:



                                                   (in thousands)
                         1995. . . . . . . . . . .     $ 785
                         1996. . . . . . . . . . .       877
                         1997. . . . . . . . . . .       806
                         1998. . . . . . . . . . .       806
                         1999. . . . . . . . . . .       806
                         Thereafter. . . . . . . .       202

     The Company has received approximately $993,000 at December 31, 1994, representing deposits on certain films which the Company may not produce. This amount is included in Accrued Liabilities. Historically, the Company has been able to allocate advances of this nature to other pictures being produced by the Company which contain elements similar to the original film. However as a result of reduced production commitments, the Company may be required to return these deposits.

     In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J. Scotti, Chairman of the Company's former subsidiary/affiliate, LIVE, and Chairman and Chief Executive Officer of All American Communications, an unaffiliated company, for the period commencing immediately after the Restructuring and ending twelve months thereafter. This agreement was extended

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

under the same terms and conditions as the original consulting agreement and currently terminates on June 30, 1995. Pursuant to the agreement, Mr. Scotti consults with management of the Company with respect to the operation of the Company's business and such other matters as may be agreed upon between the Company and Mr. Scotti. In consideration for the services provided by Mr. Scotti, the Company pays Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services provided by him under the agreement. Mr. Scotti is entitled to participate in any and all of the Company's employee stock option plans during the term of the agreement, and is granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to 1.25 times the market value of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti is indemnified from certain liabilities in connection with the performance of his duties under the agreement. During the years ended December 31, 1993 and 1994, the Company paid $120,000 and $453,000, respectively, to Mr. Scotti for his services under this agreement.

     In September 1992, the Company retained Mr. Scotti as a consultant to the Company and its Financial Advisors to assist with the following: in locating capital sources; to market for sale certain accounts receivable; to make recommendations with respect to any transactions which may result; and to consider a possible restructuring of the Company's capital structure. In exchange for his services, the Company agreed to pay certain fees and expenses to Mr. Scotti. As a result of the services provided by Mr. Scotti in connection with the Restructuring, the Company paid approximately $207,000 and $912,000, respectively, in fees and expenses to Mr. Scotti during the years ended December 31, 1992 and 1993.

     On December 29, 1992, certain unsecured trade creditors of the Company agreed not to file a petition against the Company or its subsidiaries under Chapter 7 or 11 of the Bankruptcy Code. In consideration for such agreement, a subsidiary of the Company agreed to pay approximately $2,300,000, subject to certain audits, of which $550,000 was paid on December 23, 1992. The balance of the obligation was payable in 7 equal monthly installments of $250,000 each, beginning on January 23, 1993. The final payment of $250,000 was made on July 23, 1993. Upon completion of certain audits of the residual obligations, the Company may be obligated to pay an additional amount of up to $678,798.

     The Company has adopted a qualified profit sharing plan for all of its eligible employees effective as of January 1, 1989 (the "Profit Sharing Plan"). Under the plan, each employee who had attained the age of 20 1/2 is eligible to become a participant upon the first January 1 or July 1 next following such employee's completion of six months of service with the Company. Under the Profit Sharing Plan, each participant is permitted to make tax deferred voluntary contributions of an amount not to exceed the lesser of 10% of his or her respective compensation and the applicable statutory limitation. The Company will match all such contributions in an amount equal to 50% thereof, subject to a per-participant matching contribution cap of 3% of such employee's compensation. In addition, the Company, at the discretion of the Board of Directors, may make an annual contribution to the Profit Sharing Plan of up to the maximum amount permitted by law. The Company's expense related to matching contributions in 1992, 1993 and 1994 totaled $80,000, $103,000 and $91,000, respectively.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

 CLASS ACTION LITIGATION:

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against Carolco, LIVE and certain of Carolco's and LIVE's past and present executive officers and directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and LIVE's Forms 10-K for the year ended December 31, 1990, in their 1990 Annual Reports and in their Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (ii) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman Enterprises Incorporated to Handleman Company in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under
Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further in April 1992, an amended complaint was filed in the consolidated action, (the "Amended Complaint"). The Amended Complaint contains substantially the same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV, Pioneer and Le Studio), directors and former directors of Carolco (Messrs.
Frans Afman, Rene Bonnell, Satoshi Matsumoto, and Ryuichi Noda) and a lender to Carolco. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a second amended complaint was filed in the consolidated action expanding the allegations against certain directors, a lender to Carolco and Pioneer. On April 19, 1993, the Court granted Pioneer's Motion to Dismiss the second amended complaint as against Pioneer.

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

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

 SPIDERMAN LITIGATION:

     On April 20, 1993, 21st-Century Film Corporation ("21st") and Menahem Golan ("Golan") filed an action against Carolco, CINV and Spiderman Productions Ltd. ("SPL") in Los Angeles County Superior Court alleging claims for breach of contract, anticipatory breach of contract and fraud relating to the motion picture project SPIDERMAN. Plaintiffs allege that on or about May 19, 1990, 21st entered into an agreement with Carolco (the "Carolco/21st Agreement") whereby 21st transferred to Carolco rights relating to the comic book character SPIDERMAN, and Carolco agreed, among other things, to accord credit to Golan as a producer of the motion picture to be produced by defendants. Plaintiffs further allege that on or about June 19, 1992, the parties entered into a second agreement settling certain other litigation and wherein it was agreed that Carolco and CII could assign the Carolco/21st Agreement to RCS Video Service Antilles N.V. ("RCS NV") and provided that Carolco and CII remain jointly and severally liable with RCS NV under the Carolco/21st Agreement. Plaintiffs alleged that Carolco and the other defendants breached the foregoing agreements by denying any obligation to accord producer credit to Golan, by assigning the Carolco/21st Agreement to a party other than RCS NV, and by failing to provide plaintiffs with a written document showing that Carolco and the other defendants have assumed the obligations of the Carolco/21st Agreement. Finally, plaintiffs alleged that Carolco and the other defendants entered into the foregoing agreements fraudulently in that they did not intend to perform their alleged promises at the time they entered into the agreements.

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

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Viacom and Columbia Tri-Star each have answered Carolco's complaints against them, denying the material allegations of the complaints. In addition, on April 8, 1994, Columbia Tri-Star served a cross-complaint on Carolco and its co-plaintiffs for anticipatory repudiation of contract, specific performance, breach of the implied covenant of good faith and fair dealing, and declaratory relief. Columbia Tri-Star is seeking a judicial declaration that Carolco and its co-plaintiffs are contractually obligated to accord to Columbia Tri-Star the home video distribution rights in SPIDERMAN that Columbia Tri-Star alleges it has, an order commanding the performance of those alleged obligations, and, alternatively, damages "in a sum not less than $5,000,000" if those alleged obligations are not performed.

     On May 18, 1994, Viacom filed an action in the Superior Court of the State of California for the County of Los Angeles against Carolco, CII, SPL and RCS NV alleging, among other things, that Viacom is contractually entitled to all
rights to produce and exploit the motion picture SPIDERMAN.   Based on this
claim, Viacom is seeking damages for breach of contract, specific performance, declaratory relief, interference with contractual relations and interference with prospective economic advantage. The Court has ordered this action consolidated with the action brought by 21st and Golan and with the actions brought by Carolco, CII, SPL and RCS NV against Viacom and Columbia Tri-Star. Carolco is unable to place a monetary value on the rights claimed by Viacom. Viacom asserts that the distribution rights in SPIDERMAN could potentially generate distribution fees to Viacom in excess of $2,000,000. Discovery has commenced in all related cases.

     On March 6, 1995, the court granted the motion of Carolco, CII, SPL and RCS NV for summary adjudication on 21st's and Golan's cause of action for an injunction, thereby dismissing those parties' claims for an injunction. 21st and Golan's time to seek review of that order by the Court of Appeal has not yet expired.

     MGM, an indirect subsidiary of MGM Holdings, has filed a declaratory relief action seeking declarations that certain named defendants do not have rights in SPIDERMAN. The named defendants do not include Carolco.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CLIFFHANGER LITIGATION:

     On October 27, 1993, Gene P. Hines and James R. Zatolokin filed an action in Los Angeles Superior Court against Michael Anthony France, Jr. ("France"), one of the writers for the motion picture CLIFFHANGER. The plaintiffs alleged various causes of action against France based on the theory that the plaintiffs have legal rights in some of the literary material contributed by France to the CLIFFHANGER screenplay.

     On September 9, 1994, the plaintiffs filed a first amended complaint whereby they added claims against, among other defendants, Carolco, CII (erroneously sued as its predecessor, CINV), and Cliffhanger B.V. (collectively, the "Carolco Entities"). The claims against the Carolco Entities are based upon the theory that the Carolco Entities breached certain alleged obligations to the plaintiffs under an agreement whereby the Carolco Entities settled claims by the plaintiffs arising out of the plaintiffs' contention that the CLIFFHANGER screenplay contained material in which the plaintiffs had legal rights. The plaintiffs alleged that under that settlement agreement, the Carolco Entities were obligated and failed to pay the plaintiffs certain contingent compensation from the proceeds of CLIFFHANGER, to cooperate with the plaintiffs in attempting to obtain for plaintiff Hines a screen credit on the picture, to provide the plaintiffs with certain sequel rights, to cause various assignees of the Carolco Entities to assume the obligations of the Carolco Entities, to act in the plaintiffs' best interests, not to enter into agreements with individuals having interest adverse to the plaintiffs, and to disclose to the plaintiffs the fact that the Carolco Entities entered into agreements with individuals having interests adverse to the plaintiffs.

     The plaintiffs do not allege any specific monetary amount by which they allegedly were damaged, except that they alleged in their cause of action against France for breach of oral contract that France should have known that his actions would damage the plaintiffs' reputation, career and future earning capacity in a sum not less that $1,000,000. The plaintiffs have not alleged any specific amount of damage against the Carolco Entities. However, the Carolco Entities have agreed to indemnify France in connection with any judgement that might be entered against him in the action.

     On December 9, 1994, the trial court sustained without leave to amend the demurrers of France and the Carolco Entities to all of the plaintiffs' causes of action. On January 19, 1995, the court denied plaintiffs' motion for reconsideration of that order. The plaintiffs have not appealed from these rulings but their time to do so has not yet expired.

     OTHER LITIGATION

     On July 13, 1992, 20th Century Fox ("Fox") filed a lawsuit in Los Angeles County Superior Court, against the Company and CINV, for breach of contract and an accounting relating to amounts allegedly owed by the Company and CINV with respect to the motion picture DICE RULES. Fox claimed that a total of $1,750,000 was due under an agreement in which Fox licensed all rights to the film to the Company and CINV. Pursuant to a settlement agreement between a subsidiary of the Company, CINV and Fox, the Company agreed to pay Fox $1,200,000, payable (i) $200,000 on December 18, 1992; (ii) $300,000 on January
21, 1993; and (iii) $700,000 in nine monthly installments of $77,778 each beginning

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

on February 21, 1993. The final payment of $550,000 would be waived by Fox if all payments are made on the dates specified. On October 21, 1993, the Company made the final monthly installment scheduled to be made under the settlement Agreement. Therefore, the final payment of $550,000 was waived pursuant to the Agreement and such amount was included as an extraordinary gain on extinguishment of debt.

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

NOTE M - GEOGRAPHICAL INFORMATION

     The Company's operations are principally motion picture production and leasing. In 1994, the Company had three customers accounting for 10% or more of its consolidated revenues: Pioneer (21% or $11,215,000), ABC/Capital Cities (15%
or $8,250,000) and Tri-Star (12% or $6,500,000).   In 1993, the Company had
three customers accounting for 10% or more of the Company's consolidated revenues: LIVE Home Video Inc. (10% or $10,331,000), Hermes Synchron (11% or $10,975,000) and Showtime (18% or $18,975,000). In 1992, the Company had one
customer accounting for 10% or more of the Company's consolidated revenues: Tri-Star (15% or $40,336,000).

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE M - GEOGRAPHICAL INFORMATION (CONTINUED)

     Geographic information concerning the Company's operations is as follows:



                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                       1992           1993           1994
                                                                       ----           ----           ----
                                                                               (IN THOUSANDS)
Revenues:
  Domestic:
    Sales to affiliated customers. . . . . . . . . . .            $     ---         $9,130     $   11,911
    Sales to unaffiliated customers. . . . . . . . . .               90,856         39,207         47,574
  Foreign:
    Europe (2) . . . . . . . . . . . . . . . . . . . .              121,721         40,663            ---
    Asia (2) . . . . . . . . . . . . . . . . . . . . .               38,365         15,211            ---
    Other. . . . . . . . . . . . . . . . . . . . . . .               22,965          4,097           (206)
                                                                 ----------      ---------      ---------
        TOTAL REVENUES . . . . . . . . . . . . . . . .             $273,907       $108,308        $59,279
                                                                 ----------      ---------      ---------
                                                                 ----------      ---------      ---------
Operating profit (loss)(1)
  Domestic . . . . . . . . . . . . . . . . . . . . . .             $(17,645)        $5,567         $9,529
  Foreign:
    Europe . . . . . . . . . . . . . . . . . . . . . .              (12,966)        (3,191)           ---
    Asia . . . . . . . . . . . . . . . . . . . . . . .               19,048          1,905            ---
    Other. . . . . . . . . . . . . . . . . . . . . . .               (4,316)        (4,593)       (15,194)
                                                                 ----------      ---------      ---------
        TOTAL OPERATING PROFIT (LOSS). . . . . . . . .              (15,879)          (312)        (5,665)
Selling, general and administrative expenses . . . . .               33,938         24,634         21,134
Interest and other expense . . . . . . . . . . . . . .               33,034         23,505         13,085
Costs associated with restructurings and disposal of
  a portion of a line of business. . . . . . . . . . .                2,626          6,816            ---
                                                                 ----------      ---------      ---------
  LOSS FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES,. . . . . . . . . . . .             $(85,477)      $(55,267)      $(39,884)
                                                                 ----------      ---------      ---------
                                                                 ----------      ---------      ---------

  Domestic . . . . . . . . . . . . . . . . . . . . . .             $(86,131)      $(39,899)      $(24,695)
  Foreign. . . . . . . . . . . . . . . . . . . . . . .                  654        (15,368)       (15,189)
                                                                 ----------      ---------      ---------
  LOSS FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES . . . . . . . . . . . .             $(85,477)      $(55,267)      $(39,884)
                                                                 ----------      ---------      ---------
                                                                 ----------      ---------      ---------

Identifiable assets:
  Domestic . . . . . . . . . . . . . . . . . . . . . .              $70,496       $180,224       $104,445
  Foreign:
    Europe . . . . . . . . . . . . . . . . . . . . . .              155,413            275            ---
    Asia . . . . . . . . . . . . . . . . . . . . . . .                6,220          2,765            ---
    South America. . . . . . . . . . . . . . . . . . .                3,749          1,210            ---
    Other. . . . . . . . . . . . . . . . . . . . . . .                5,053          3,597         52,412
                                                                 ----------      ---------      ---------
       TOTAL . . . . . . . . . . . . . . . . . . . . .             $240,931       $188,071       $156,857
                                                                 ----------      ---------      ---------
                                                                 ----------      ---------      ---------

_____________________

(1) Operating profit (loss) is total revenues less amortization of film and television costs, video rights, and expenses associated with residuals and profit participations.

(2) In 1992, sales to affiliated customers in Europe and Asia were $15,092,000 and $27,991,000, respectively. In 1993, sales to affiliated customers in Europe and Asia were $7,657,000 and $9,079,000, respectively.

                     CAROLCO PICTURES INC. AND SUBSIDIARIES

NOTE N- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Certain quarterly financial information is presented below. Amounts for 1993 have been restated to reflect LIVE as a discontinued operation. See Note C.


                                                 FIRST    SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                                                -------   -------   -------   -------    ----
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1993
Total revenue. . . . . . . . . . . . . . . .    $35,612   $28,091   $26,133   $18,472  $108,308
Gross profit (loss). . . . . . . . . . . . .      7,989       332     1,377   (10,010)     (312)
Loss from continuing operations before
  provision for income taxes . . . . . . . .     (6,418)  (11,613)  (10,614)  (26,622)  (55,267)
Loss from continuing operations. . . . . . .     (6,418)  (11,793)  (10,808)  (30,803)  (59,822)
Gain (loss) from extraordinary items . . . .        ---       ---     1,799    (1,373)      426
Net loss . . . . . . . . . . . . . . . . . .     (6,781)  (13,457)  (11,189)  (32,531)  (63,958)
Preferred dividends paid or accrued. . . . .        ---       ---       ---      (834)     (834)
Net loss attributable to Common Stock. . . .     (6,781)  (13,457)  (11,189)  (33,365)  (64,792)
Net loss per common share:
  Continuing operations. . . . . . . . . . .       (.21)     (.41)     (.38)     (.27)    (1.20)
  Net loss . . . . . . . . . . . . . . . . .       (.23)     (.47)     (.39)     (.28)    (1.28)

                                                 FIRST    SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                                                -------   -------   -------   -------    ----
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1994:
Total revenue. . . . . . . . . . . . . . . .    $23,003   $11,034   $19,228    $6,014   $59,279
Gross profit (loss). . . . . . . . . . . . .      6,957   (14,548)    2,040      (114)   (5,665)
Loss before provision for income taxes . . .     (2,284)  (21,144)   (8,183)   (8,273)  (39,884)
Net loss . . . . . . . . . . . . . . . . . .     (2,031)  (21,191)   (8,306)  (11,923)  (43,451)
Preferred dividends paid or declared . . . .     (1,045)   (1,061)   (1,061)   (1,082)   (4,249)
Net loss attributable to Common Stock. . . .     (3,076)  (22,252)   (9,367)  (13,005)  (47,700)
Net loss per common share. . . . . . . . . .       (.02)     (.16)     (.07)     (.09)     (.35)


                     CAROLCO PICTURES INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS





COLUMN A                                           COLUMN B     COLUMN C - ADDITIONS      COLUMN D    COLUMN E
- --------                                           --------     --------------------      --------    --------
                                                  BALANCE AT   CHARGED TO    CHARGED                  BALANCE
                                                               ----------
                                                   BEGINNING    COSTS AND    TO OTHER                  AT END
                                                                ---------
                                                   OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIOD
                                                   ---------     --------    --------    ----------   ---------
DESCRIPTION                                                               (IN THOUSANDS)
- -----------
Year Ended December 31, 1992
  Reserves and allowance deducted from asset
    accounts:
    Allowance for uncollectible accounts . . . . .    $2,473      $ 414         $-            $66       $2,821
    Allowance for film costs in excess of net
      realizable value . . . . . . . . . . . . . .    20,489        391(1)       -          2,397(2)    18,483
                                                  ----------  ------------  ----------- ------------ ---------
                                                     $22,962       $805         $-         $2,463      $21,304
                                                  ----------  ------------  ----------- ------------ ---------
                                                  ----------  ------------  ----------- ------------ ---------

Year Ended December 31, 1993
  Reserves and allowance deducted from asset
    accounts:
    Allowance for uncollectible accounts . . . . .    $2,821       $383         $-         $1,814(3)    $1,390
    Allowance for film costs in excess of net
      realizable value . . . . . . . . . . . . . .    18,483      2,429(1)       -            528(2)    20,384
                                                  ----------  ------------  ----------- ------------ ---------
                                                     $21,304     $2,812         $-       $  2,342      $21,774
                                                  ----------  ------------  ----------- ------------ ---------
                                                  ----------  ------------  ----------- ------------ ---------

Year Ended December 31, 1994
  Reserves and allowances deducted from asset
    accounts:
    Allowance for uncollectible accounts . . . . .    $1,390     $1,913         $-         $1,913(3)    $1,390
    Allowance for film costs in excess of net
      realizable value . . . . . . . . . . . . . .    20,384     16,526(1)     ---         23,722(2)    13,188
                                                  ----------  ------------  ----------- ------------ ---------
                                                     $21,774    $18,439     $  ---        $25,635(3)   $14,578
                                                  ----------  ------------  ----------- ------------ ---------
                                                  ----------  ------------  ----------- ------------ ---------

______
(1)  Write off of film costs to amortization of film costs.

(2)  Represents write off of film costs against amounts previously reserved.

(3) Represents write off of accounts receivable against amounts previously reserved.


                                  EXHIBIT INDEX


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                             DESCRIPTION                          PAGE
- ------                             -----------                          ----

     2.1 Agreement and Plan of Merger dated as of June 30, 1993 among Carolco Pictures Inc., Vista Acquisition Corporation and The Vista Organization, Ltd. Incorporated by reference to Exhibit (c)(1) to Carolco's Schedule 13E-3, Amendment No. 3,
          filed with the Commission on July 6, 1993. . . . . . . . . .

     2.2 Form of Commitment Letter dated June 4, 1993 with each holder of Existing 10% Debentures and Series D Preferred (other than the Strategic Investors). Incorporated by reference to Exhibit 2.2 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on
          July 6, 1993 (File No. 33-56380) . . . . . . . . . . . . . .

     2.3 Agreement and Plan of Merger dated as of August 10, 1994 among Carolco Pictures Inc., LIVE Entertainment Inc. and Carolco Acquisition Corp. (including certain exhibits thereto). Incorporated by reference to Exhibit 2.1 to Carolco's Current Report on Form 8-K under the Securities
          Exchange Act of 1934 dated August 10, 1994 . . . . . . . . .

     3.1 Restated Certificate of Incorporation of Carolco Pictures Inc. effective October 20, 1993. Incorporated by reference to Exhibit 3.5 to Carolco's Current Report on Form 8-K dated
          October 20, 1993 . . . . . . . . . . . . . . . . . . . . . .

     3.2  Certificate of Designation, Preferences and Rights of
          Series A Convertible Preferred Stock (Exhibit A to
          Exhibit 3.1 hereto). Incorporated by reference to Exhibit A to Exhibit 3.5 to Carolco's Current Report on Form 8-K dated
          October 20, 1993 . . . . . . . . . . . . . . . . . . . . . .

     3.3  Amended and Restated Bylaws of Carolco Pictures Inc.
          Incorporated by reference to Exhibit 3.6 to Carolco's
          Current Report on Form 8-K dated October 20, 1993. . . . . .

     4.1 Indenture dated as of October 20, 1993 between Carolco Pictures Inc. and American Stock Transfer & Trust Company, as Trustee, relating to Carolco's 11.5%/10% Reducing Rate Senior Notes due 2000 (including form of Note). Incorporated by reference to Exhibit 4.1 to Carolco's Current Report on
          Form 8-K dated October 20, 1993. . . . . . . . . . . . . . .

     4.2 Indenture dated as of October 20, 1993 between Carolco Pictures Inc. and American Stock Transfer & Trust Company, as Trustee, relating to Carolco's 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (including form of Note). Incorporated by reference to Exhibit 4.2 to Carolco's
          Current Report on Form 8-K dated October 20, 1993. . . . . .

     4.3 Amended and Restated Indenture dated as of September 30, 1993 between Carolco Pictures Inc. and IBJ Schroder Bank & Trust Company, as Trustee, relating to Carolco's 13% Senior Subordinated Notes due December 1, 1996. Incorporated by reference to Exhibit 4.3 to Carolco's Current Report on
          Form 8-K dated October 20, 1993. . . . . . . . . . . . . . .

     4.4  Indenture dated as of October 20, 1993 between Carolco
          Pictures Inc. and First Trust of California, as Trustee, relating to Carolco's 5% Payment-In-Kind Convertible
          Subordinated Notes due 2002 (including form of Note).
          Incorporated by reference to Exhibit 4.4 to Carolco's
          Current Report on Form 8-K dated October 20, 1993. . . . . .

     4.5 Indenture, dated as of October 14, 1994, by and between Carolco Pictures Inc. and American Stock Transfer & Trust Company, a trust company organized and existing under the laws of New York. Incorporated by reference to Exhibit 99.ANN to Canal+ S.A.'s Schedule 13D (Amendment No.11) under the Securities Exchange Act of 1934 filed with the
          Commission on February 8, 1995 . . . . . . . . . . . . . . .

    10.1 Stock Purchase Agreement by and between Carolco Pictures Inc. and Technicolor, Inc. dated as of March 25, 1991. Incorporated by reference to Exhibit 4.9 to Carolco's Annual Report on Form 10-K for the fiscal year ended December 31,
          1990 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    10.2 Registration Rights Agreement dated as of March 25, 1991 by and between Carolco Pictures Inc. and Technicolor, Inc. (Exhibit A to Exhibit 10.1 hereto). Incorporated by reference to Exhibit 10.75 to Carolco's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1990. . . .

    10.3 Laboratory Services Agreement dated as of March 25, 1991 by and between Carolco Pictures Inc. and Technicolor, Inc. dated as of March 25, 1991. Incorporated by reference to
          Exhibit 10.76 to Carolco's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1990+ . . . . . . . . . .

    10.4 Stock Purchase Agreement dated as of September 13, 1991 by and between Carolco Pictures Inc. and Neue Constantin Film GmbH & Co. Verleih KG for 222,223 Shares of Carolco's Common Stock. Incorporated by reference to Exhibit 19.1 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 . . . . . . . . . . . . . . . . . . . .

    10.5 Registration Rights Agreement for Carolco Pictures Inc. Common Stock dated as of September 13, 1991 by and between Carolco Pictures Inc. and Neue Constantin Film GmbH & Co. Verleih KG. Incorporated by reference to Exhibit 19.2 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 . . . . . . . . . . . . . . . . . . . .

    10.6 Output Agreement dated as of September 13, 1991 by and between Carolco International N.V. and Constantin International B.V. Incorporated by reference to Exhibit 19.3 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992+. . . . . . . . . . . . . . . . . . . .

    10.7 Neue Constantin GmbH & Co. Verleih KG Guaranty dated as of September 13, 1991 to Carolco International N.V.
          Incorporated by reference to Exhibit 19.4 to Carolco's
          Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1992 . . . . . . . . . . . . . . . . . . . . . . .

    10.8 Carolco Pictures Inc. Guaranty dated as of September 13, 1991 to Constantin International B.V. Incorporated by
          reference to Exhibit 19.5 to Carolco's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1992 . . . . . . .

    10.9  Tag Along and Voting Rights Agreement dated as of
          September 13, 1991 by and between New Carolco Investments B.V. and Neue Constantin Film GmbH & Co. Verleih KG. Incorporated by reference to Exhibit 10.176 to Carolco's Registration Statement on Form S-1 filed with the Commission on December 24, 1992. (File No. 33-56380). . . . . . . . . .

   10.10 Securities Purchase Agreement dated as of May 8, 1991 between Carolco Pictures Inc. and RCS Video International Services B.V., or any designated Affiliate. Incorporated by reference to Exhibit 28.1 to Carolco's Current Report on
          Form 8-K dated May 8, 1991 . . . . . . . . . . . . . . . . .

   10.11 Output Agreement dated May 8, 1991 between Carolco International N.V. and RCS Video Services Antilles N.V. Incorporated by reference to Exhibit 28.4 to Carolco's
          Form 8 Amendment dated November 8, 1991 to Carolco's Current
          Report on Form 8-K dated May 8, 1991+. . . . . . . . . . . .

   10.12 Co-Production Agreement made and entered into as of May 8, 1991 by and between RCS Video Services Antilles N.V., Carolco Pictures Inc. and its wholly-owned subsidiary Carolco International N.V. Incorporated by reference to
          Exhibit 28.5 to Carolco's Form 8 Amendment dated November 8, 1991 to Carolco's Current Report on Form 8-K dated May 8,
          1991+. . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.13 Inducement Letter dated May 8, 1991 to RCS Editori S.p.A., RCS Video Services Antilles N.V. and RCS Video International Services B.V. Incorporated by reference to Exhibit 28.7 to Carolco's Form 8 Amendment dated November 8, 1991 to Carolco's Current Report on Form 8-K dated May 8, 1991+. . .

   10.14 RCS Editori S.p.A. Guaranty dated as of May 8, 1991 to Carolco Pictures Inc. and Carolco International N.V. Incorporated by reference to Exhibit 28.8 to Carolco's Current Report on Form 8-K dated May 8, 1991 to Carolco's
          Current Report on Form 8-K dated May 8, 1991.. . . . . . . .

   10.15 Carolco Picture Inc. Guaranty dated as of May 8, 1991 to RCS Video Services Antilles N.V. Incorporated by reference to
          Exhibit 28.9 to Carolco's Form 8 Amendment dated November 8, 1991 to Carolco's Current Report on Form 8-K dated May 8,
          1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.16  Amendment and Limited Waiver Agreement dated as of
          November 1, 1991 between RCS Video International Services B.V. and Carolco Pictures Inc. Incorporated by reference to
          Exhibit 28.12 to Carolco's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1991 . . . . . . . . . . . .

   10.17  Co-Production Venture Agreement by and between Carolco
          International N.V. and Canal+ Productions, S.N.C.
          Incorporated by reference to Carolco's Current Report on
          Form 8-K dated May 15, 1990. . . . . . . . . . . . . . . . .

   10.18 Agreement of General Partnership dated as of June 15, 1990 by and between Carolco International N.V. and Canal+ Productions S.N.C. Incorporated by reference to Exhibit 19 to Carolco's Quarterly Report on Form 10-Q for the quarter ended March 13, 1991 . . . . . . . . . . . . . . . . . . . .

   10.19 Ancillary Agreement concerning Japan and Laser Disc Rights of Pioneer dated as of July 3, 1990 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc. Incorporated by reference to Carolco's Current Report on Form 8-K dated
          May 15, 1990 . . . . . . . . . . . . . . . . . . . . . . . .

   10.20 Registration Rights Agreement for LIVE Entertainment Inc. Common Stock dated as of July 3, 1990 by and between LIVE Entertainment Inc. and Pioneer LDCA, Inc. Incorporated by reference to Carolco's Current Report on Form 8-K dated
          May 15, 1990 . . . . . . . . . . . . . . . . . . . . . . . .

   10.21 Stipulation and Agreement of Compromise and Settlement and Consent to Magistrate Judge McCue's Jurisdiction. Incorporated by reference to
          Exhibit 28.1 to Carolco's Current Report on Form 8-K dated October 18,
          1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.22  Revolving Credit Loan Agreement and Security Assignment
          dated as of June 18, 1987 among Credit Lyonnais Bank
          Nederland N.V., Carolco International N.V., Carolco Pictures Inc., and certain of its affiliates. Incorporated by reference to Exhibit 10.26 to Carolco's Registration
          Statement on Form S-1 (File No. 33-20956). . . . . . . . . .

   10.23 Supplemental Agreement dated as of November 17, 1989 to Revolving Credit Loan Agreement with Credit Lyonnais Bank Nederland N.V. Incorporated by reference to Exhibit 10.27 Carolco's Registration Statement on Form S-1, Amendment
          No. 1, filed with the Commission on December 11, 1989 (File
          No. 33-31192). . . . . . . . . . . . . . . . . . . . . . . .

   10.24 Second Amendment, Consent and Waiver to Revolving Credit Loan Agreement and Security Assignment between Carolco International N.V., Carolco Pictures Inc., certain other affiliated corporations, and Credit Lyonnais Bank Nederland N.V. dated as of March 17, 1992. Incorporated by reference to Exhibit 28.9 to Carolco's Current Report on Form 8-K
          dated March 24, 1992 . . . . . . . . . . . . . . . . . . . .

   10.25 Amendment to Revolving Credit Loan Agreement and Security Assignment between Carolco International N.V., Carolco Pictures Inc., and certain other affiliated corporations, and Credit Lyonnais Bank Nederland N.V. dated as of
          January 4, 1993. Incorporated by reference to Exhibit 10.69 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.26 Agreement by Credit Lyonnais Bank Nederland N.V. for the benefit of RCS Video Services Antilles N.V. and Le Studio Canal+ dated March 24, 1992. Incorporated by reference to
          Exhibit 28.15 to Carolco's Current Report on Form 8-K dated
          March 24, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.27 Employment Agreements for the services of Mario F. Kassar dated as of March 23, 1992. Incorporated by reference to
          Exhibit 28.19 to Carolco's Current Report on Form 8-K dated
          March 24, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.28 Stock Option Agreement of Mario F. Kassar dated March 26, 1992. Incorporated by reference to Exhibit 28.24 to Carolco's Current Report on Form 8-K dated March 24, 1992. .

   10.29 Multiple Picture License Agreement between Le Studio Canal+ and Atalanta Films International B.V. dated as of March 20, 1992. Incorporated by reference to Exhibit W to Canal+ S.A.'s Schedule 13D under the Securities Exchange Act of
          1934 (Amendment No. 4) dated March 24, 1992. . . . . . . . .

   10.30  Intercreditor and Standstill Agreement between Pioneer
          LDCA, Inc., RCS Video International Services B.V. and
          Le Studio Canal+ dated as of March 23, 1992. Incorporated by reference to Exhibit AA to Canal+ S.A.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 4) dated
          March 24, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.31 Stock Transfer and Settlement Agreement between New Carolco Investments B.V. and Valdina Corporation N.V. dated as of March 23, 1992. Incorporated by reference to Exhibit A to Valdina Corporation N.V.'s Schedule 13D under the Securities
          Exchange Act of 1934 dated March 23, 1992. . . . . . . . . .

   10.32 Note Purchase Agreement between Valdina Corporation N.V. and Le Studio Canal+ dated as of March 23, 1992. Incorporated by reference to Exhibit D to Valdina Corporation N.V.'s
          Schedule 13D under the Securities Exchange Act of 1934 dated
          March 23, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.33 Note Purchase Agreement between Valdina Corporation N.V. and Pioneer LDCA, Inc. dated as of March 23, 1992. Incorporated by reference to Exhibit C to Valdina Corporation N.V.'s
          Schedule 13D under the Securities Exchange Act of 1934 dated
          March 23, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.34 Note Purchase Agreement between Valdina Corporation N.V. and RCS Video International Services B.V. dated as of March 23, 1992. Incorporated by reference to Exhibit B to Valdina Corporation N.V.'s Schedule 13D under the Securities
          Exchange Act of 1934 dated March 23, 1992. . . . . . . . . .

   10.35 Security and Pledge Agreement between New Carolco Investments B.V. and Le Studio Canal+ dated as of March 23, 1992. Incorporated by reference to Exhibit M to Canal+ S.A.'s Schedule 13D under the Securities Exchange Act of
          1934 (Amendment No. 4) dated March 24, 1992. . . . . . . . .

   10.36  Security and Pledge Agreement between New Carolco
          Investments B.V. and Pioneer LDCA, Inc. dated as of
          March 23, 1992. Incorporated by reference to Exhibit 23 to New Carolco Investments B.V.'s Schedule 13D under the
          Securities Exchange Act of 1934 (Amendment No. 8) dated
          March 24, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.37 Security and Pledge Agreement between New Carolco Investments B.V. and RCS Video International Services B.V. dated as of March 23, 1992. Incorporated by reference to
          Exhibit 24 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 8)
          dated March 24, 1992 . . . . . . . . . . . . . . . . . . . .

   10.38  Letter Agreement between Mario F. Kassar and Valdina
          Corporation N.V. regarding Assignment of Registration Rights dated March 23, 1992. Incorporated by reference to Exhibit E to Valdina Corporation N.V.'s Schedule 13D under the
          Securities Exchange Act of 1934 dated March 23, 1992 . . . .

   10.39 Letter Agreement between Carolco Pictures Inc. and Valdina Corporation N.V. regarding Transfer of Registration Rights dated March 23, 1992. Incorporated by reference to Exhibit F to Valdina Corporation N.V.'s Schedule 13D under the
          Securities Exchange Act of 1934 dated March 23, 1992 . . . .

   10.40 Letter Agreement, dated March 23, 1992, between Carolco Pictures Inc. and Valdina Corporation N.V. regarding Removal of Legend on Stock Certificate. Incorporated by reference to
          Exhibit 28.42 to Carolco's Current Report on Form 8-K dated
          March 24, 1992.. . . . . . . . . . . . . . . . . . . . . . .

   10.41 Inducement Agreement between New Carolco Investments B.V., Clorenda Corporation A.V.V., Mario F. Kassar, Pioneer
          LDCA, Inc., Le Studio Canal+ and RCS Video International Services B.V. dated as of March 23, 1992. Incorporated by reference to Exhibit X to Canal+ S.A.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 4) dated
          March 24, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.42  Employee Stock Option Plan of Carolco Pictures Inc., as
          amended as of June 15, 1987. Incorporated by reference to
          Exhibit 10.17 to Carolco's Registration Statement on
          Form S-1 (File No.33-20956). . . . . . . . . . . . . . . . .

   10.43  Non-Employee Stock Option Plan of Carolco Pictures Inc.
          Incorporated by reference to Exhibit 10.12 to Carolco's
          Registration Statement on Form S-1 (File No. 33-8734). . . .

   10.44 1989 Stock Option and Stock Appreciation Rights Plan of Carolco Pictures Inc., as amended. Incorporated by reference to Exhibit 99.10 to Carolco's Current Report on Form 8-K
          dated October 20, 1993 . . . . . . . . . . . . . . . . . . .

   10.45  Deferred Compensation Plan of Carolco Pictures Inc.
          Incorporated by reference to Exhibit 10.19 to Carolco's
          Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on November 13, 1986 (File No. 33-8734).

   10.46  Employment Agreement for the services of William Shpall dated as of May 6, 1992. Incorporated by reference to
          Exhibit 28.1 to Carolco's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1992 . . . . . . . . . . . . . .

   10.47 Stock Option Agreement of William Shpall dated as of May 6, 1992. Incorporated by reference to Exhibit 28.2 to Carolco's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1992 . . . . . . . . . . . . . . . . . . . . . . .

   10.48 Letter Agreement dated as of March 17, 1988 between White Eagle Enterprises, Inc. and Carolco Pictures Inc. relating to the production of "Rambo IV." Incorporated by reference to Exhibit 10.48 to Carolco's Registration Statement on
          Form S-1, Amendment No. 2, filed with the Commission on
          May 23, 1988 (File No. 33-20956)+. . . . . . . . . . . . . .

   10.49 Agreement dated as of October 18, 1988 among Carolco Pictures Inc., White Eagle Enterprises Inc., and White Eagle N.V. and Exhibit B thereto. Incorporated by reference to
          Exhibit 10.54 to Carolco's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1988+ . . . . . . . . . .

   10.50 Promissory Note Secured by Deed of Trust and Deed of Trust dated February 22, 1988 issued by Carolco Pictures Inc. to The Equitable Life Assurance Society of the United States. Incorporated by reference to Exhibit 10.31 to Carolco's Registration Statement on Form S-1 (File No. 33-20956) . . .

   10.51 Video Rights License Agreement between Carolco Pictures Inc. and International Video Entertainment Inc. dated July 27, 1987, as amended as of October 15, 1987. Incorporated by reference to Exhibit 10.47 to Carolco's Registration
          Statement on Form S-1 (File No. 33-20956). . . . . . . . . .

   10.52 Amendment to Video Rights License Agreement between LIVE Home Video and Carolco Pictures Inc. included as
          Exhibit 10.51 hereto dated April 12, 1990. Incorporated by reference to Exhibit 10.22 to Carolco's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1990. . . .

   10.53 Syndication Distribution Agreement dated as of October 19, 1988 between Hemdale Communications, Inc., Hemdale Holdings, Ltd., Hemdale Film Corporation, Hemdale Film Sales Corporation and Orbis Communications Inc. Incorporated by reference to Exhibit 10.49 to Carolco's Annual Report on Form 10-K for the fiscal year ended December 31, 1988+ . . .

   10.54 Network Distribution Agreement dated as of October 19, 1988 between Hemdale Communications, Inc., Hemdale
          Holdings, Inc., Hemdale Film Corporation, Hemdale Film Sales Corporation and Orbis Communications Inc. Incorporated by reference to Exhibit 10.50 to Carolco's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1988. . . .

   10.55 "Platoon" Distribution Agreement dated as of October 19, 1988 between Hemdale Holdings, Ltd., Hemdale Film
          Corporation, Hemdale Film Sales Corporation and Orbis
          Communications Inc. Incorporated by reference to
          Exhibit 10.51 to Carolco's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1988+ . . . . . . . . . .

   10.56 Revised Domestic Theatrical Distribution Agreement dated as of December 26, 1990 between Tri-Star Pictures, Inc. and Carolco Pictures Inc. Incorporated by reference to
          Exhibit 10.26 to Carolco's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as amended and restated by a Form 8 Amendment to Application or Report dated April 15, 1991+. . . . . . . . . . . . . . . . . . . .

   10.57 Exclusive Output Agreement dated as of May 4, 1988 between Showtime/The Movie Channel Inc. and Carolco Pictures Inc. Incorporated by reference to Exhibit 10.53 to Carolco's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1988+ . . . . . . . . . . . . . . . . . . . . .

   10.58 Agreement for the Subscription, Purchase and Sale of Shares between The Vista Organization, Ltd., TVO Motion Picture Management Co., Inc. and Carolco Pictures Inc. dated as of September 20 1989. Incorporated by reference to
          Exhibit 10.58 to Carolco's Registration Statement on
          Form S-1 (File No. 33-31192) . . . . . . . . . . . . . . . .

   10.59 Amendment to Agreement for Subscription, Purchase and Sale of Shares among The Vista Organization, Ltd., TVO Motion Picture Management Co., Inc. and Carolco Pictures Inc. dated as of January 22, 1990. Incorporated by reference to
          Exhibit 10.89 to Carolco's Registration Statement on
          Form S-1, Amendment No. 3, filed with the Commission on
          January 31, 1990 (File No. 33-31192) . . . . . . . . . . . .

   10.60 Indemnity Agreement between Carolco Pictures Inc. and the individual Directors and Officers of The Vista Organization, Ltd. dated as of September 20, 1989. Incorporated by reference to Exhibit 10.60 to Carolco's Registration
          Statement on Form S-1 (File No. 33-31192). . . . . . . . . .

   10.61 Amended and Restated Acquisition Agreement by and among Carolco Pictures Inc., DEG Acquisition Corporation, De Laurentiis Entertainment Group Inc. and certain subsidiaries and the Official Committee of Creditors dated December 22, 1989. Incorporated by reference to Exhibit 10.78 to Carolco's Annual Report on Form 10-K for the fiscal year ended December 31, 1989. . . . . . . . . . . . . . . . . . .

   10.62 Amendment dated March 29, 1990 to Amended and Restated Acquisition Agreement by and among Carolco Pictures Inc., DEG Acquisition Corporation, De Laurentiis Entertainment Group Inc. and certain subsidiaries and the Official Committee of Creditors included as Exhibit 10.73 hereto. Incorporated by reference to Exhibit 10.89 to Carolco's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1989. . . . . . . . . . . . . . . . . . . . . .

   10.63 Purchase and Sale Agreement, dated August 14, 1992, by and between Worldvision Enterprises, Inc. and Carolco
          Television Inc. Incorporated by reference to Exhibit 28.1 to Carolco's Current Report on Form 8-K dated September 2,
          1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.64 First Amendment to Purchase and Sale Agreement, dated as of September 2, 1992, by and between Worldvision
          Enterprises, Inc. and Carolco Television Inc. Incorporated by reference to Exhibit 28.2 to Carolco's Current Report on
          Form 8-K dated September 2, 1992 . . . . . . . . . . . . . .

   10.65 Confirmation and Guaranty dated as of August 14, 1992, by and between Carolco Pictures Inc. and Worldvision
          Enterprises, Inc. Incorporated by reference to
          Exhibit 10.137 to Carolco's Registration Statement on
          Form S-1, Amendment No. 3, filed with the Commission on
          August 2, 1993 (File No. 33-56380) . . . . . . . . . . . . .

   10.66 Accounts Receivable Purchase and Sale Agreement, dated as of October 16, 1992, between Carolco Television Inc. and Sun Life Insurance Company of America. Incorporated by reference to Exhibit 28.3 to Carolco's Current Report on Form 8-K
          dated October 20, 1992.. . . . . . . . . . . . . . . . . . .

   10.67 Guaranty dated October 19, 1992 by Carolco Pictures Inc. in favor of Sun Life Insurance Company of America. Incorporated by reference to Exhibit 10.139 to Carolco's Registration Statement on Form S-1, Amendment No. 3, filed with the
          Commission on August 2, 1993 (File No. 33-56380) . . . . . .

   10.68 Retainer Letter with Daniels & Associates and Jefferson Capital Group, Ltd. dated as of August 13, 1992. Incorporated by reference to Exhibit 10.177 to Carolco's Registration Statement on Form S-1 filed with the Commission on December 24, 1992 (File No. 33-56380).. . . . . . . . . .

   10.69 Retainer Letter with Daniels & Associates and Jefferson Capital Group, Ltd. dated as of December 22, 1992. Incorporated by reference to Exhibit 10.178 to Carolco's Registration Statement on Form S-1 filed with the Commission on December 24, 1992 (File No. 33-56380).. . . . . . . . . .

   10.70  Retainer Letter with Anthony J. Scotti dated as of
          September 1, 1992. Incorporated by reference to
          Exhibit 10.179 to Carolco's Registration Statement on
          Form S-1 filed with the Commission on December 24, 1992
          (File No. 33-56380). . . . . . . . . . . . . . . . . . . . .

   10.71 Letter Agreement between Carolco Pictures Inc. and Robert W. Goldsmith for the services of Robert W. Goldsmith dated as of November 2, 1992. Incorporated by reference to
          Exhibit 10.143 to Carolco's Registration Statement on
          Form S-1, Amendment No. 1, filed with the Commission on
          May 7, 1993 (File No. 33-56380). . . . . . . . . . . . . . .

   10.72 Prepayment Agreement dated as of January 8, 1993, between Carolco Pictures Inc. and Showtime Networks Inc. Incorporated by reference to Exhibit 10.148 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380) . . .

   10.73 Letter Agreement dated February 11, 1993, between Carolco Pictures Inc. and Showtime Networks Inc. amending Showtime Prepayment Agreement. Incorporated by reference to
          Exhibit 10.149 to Carolco's Registration Statement on
          Form S-1, Amendment No. 1, filed with the Commission on
          May 7, 1993 (File No. 33-56380). . . . . . . . . . . . . . .

   10.74 $15 Million Secured Promissory Note dated December 17, 1992 by Carolco Pictures Inc., Carolco International N.V. and Carolco Television Inc. in favor of The Screen Actors Guild, The Directors Guild of America, The Writers Guild of America West, and The Motion Picture Industry Pension and Health Plans. Incorporated by reference to Exhibit 10.150 to Carolco's Registration Statement on Form S-1, Amendment
          No. 1, filed with the Commission on May 7, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.75 Security Agreement dated December 17, 1992 by Carolco Pictures Inc., Carolco International N.V. and Carolco Television Inc. in favor of The Screen Actors Guild, The Directors Guild of America, the Writers Guild of America West, and the Motion Picture Industry Pension and Health Plans. Incorporated by reference to Exhibit 10.151 to Carolco's Registration Statement on Form S-1, Amendment
          No. 1, filed with the Commission on May 7, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.76 Subordination Agreement dated December 17, 1992 by and among Credit Lyonnais Bank Nederland N.V. and The Screen Actors Guild, The Directors Guild of America, The Writers Guild of America West, and The Motion Picture Industry Pension and Health Plans. Incorporated by reference to Exhibit 10.152 to Carolco's Registration Statement on Form S-1, Amendment
          No. 1, filed with the Commission on May 7, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.77 Commitment Letter and Co-Production Agreement dated as of April 3, 1992 by and among Cliffhanger B.V., Carolco International N.V., Carolco Nominee B.V., Pioneer
          LDCA, Inc., Cinepole Productions B.V. and RCS Video Services Antilles N.V. Incorporated by reference to Exhibit 10.153 to Carolco's Registration Statement on Form S-1, Amendment
          No. 1, filed with the Commission on May 7, 1993 (File
          No. 33-56380)+ . . . . . . . . . . . . . . . . . . . . . . .

   10.78 Amendment to Commitment Letter and Co-Production Agreement dated as of April 27, 1992 by and among Cliffhanger B.V., Carolco International N.V., Carolco Nominee B.V., Pioneer LDC, Inc., Cinepole Productions B.V., RCS Video Services Antilles N.V., Carolco Pictures Inc., Credit Lyonnais Bank Nederland N.V. and Le Studio Canal+ S.A. Incorporated by reference to Exhibit 10.154 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the
          Commission on May 7, 1993 (File No. 33-56380)+ . . . . . . .

   10.79 Second Amendment to Commitment Letter and Co-Production Agreement dated as of April 23, 1993 to be effective as of April 3, 1992 by and among Cliffhanger B.V., Carolco International N.V., Carolco Nominee B.V., Pioneer
          LDCA, Inc., Cinepole Productions B.V., RCS Video Services Antilles N.V. and Cliffhanger Investments Holding Inc. Incorporated by reference to Exhibit 10.155 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+. . .

   10.80 Participation and Assumption Agreement dated as of January 8, 1992 by and between Carolco/Le Studio Canal+ Productions V.O.F. and Japan Satellite Broadcasting, Inc. Incorporated by reference to Exhibit 10.156 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+. . .

   10.81 Investment Agreement dated as of July 15, 1991 by and among Carolco International N.V., Carolco Pictures Inc. and Le Studio Canal+ S.A. with respect to "Basic Instinct." Incorporated by reference to Exhibit 10.157 to Carolco's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on May 7, 1993 (File No. 33-56380)+. . .

   10.82 Securities Purchase Agreement dated as of May 25, 1993, by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V. and MGM Holdings Corporation. Incorporated by reference to Exhibit 10.164 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380). . .

   10.83 Contribution and Exchange Agreement dated as of May 25, 1993, by and between Carolco Pictures Inc. and Pioneer
          LDCA, Inc., Cinepole Productions B.V., Le Studio Canal+ S.A., RCS Video International Services B.V., RCS Video Services Antilles N.V. and RCS International Communications N.V. Incorporated by reference to Exhibit 10.166 to Carolco's Registration Statement on Form S-1, Amendment
          No. 2, filed with the Commission on July 6, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.84 Confidential Draft Term Sheet for Proposed MGM/Carolco Distribution Agreement by and between Carolco Pictures Inc. and Metro-Goldwyn-Mayer, Inc., dated as of April 23, 1993. Incorporated by reference to Exhibit 10.168 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380)+ . .

   10.85  Domestic Output Agreement by and between Carolco
          Pictures Inc. and Metro-Goldwyn-Mayer, Inc., dated as of
          May 1, 1993. Incorporated by reference to Exhibit 10.12 to Carolco's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993+. . . . . . . . . . . . . . . . . .

   10.86  Employment Agreement between Carolco Pictures Inc. and Mario
          F. Kassar for the services of Mario F. Kassar, dated as of May 3, 1993. Incorporated by reference to Exhibit 28 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 10) dated May 6, 1993. .

   10.87 Stock Option Agreement of Mario F. Kassar dated as of May 3, 1993. Incorporated by reference to Exhibit 29 to New Carolco Investments B.V.'s Schedule 13D under the Securities
          Exchange Act of 1934 (Amendment No. 10) dated May 6, 1993. .

   10.88  First Amendment to Inducement Agreement dated as of
          April 30, 1993, by and among New Carolco Investments B.V., Clorenda Corporation A.V.V., Mario F. Kassar, Pioneer
          LDCA, Inc., Le Studio Canal+ and RCS Video International Services B.V. Incorporated by reference to Exhibit 30 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 10) dated May 6, 1993. .

   10.89 Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and Le Studio Canal+ dated as of April 30, 1993. Incorporated by reference to Exhibit 34 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 10) dated
          May 6, 1993. . . . . . . . . . . . . . . . . . . . . . . . .

   10.90 Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and Pioneer LDCA, Inc. dated as of April 30, 1993. Incorporated by reference to Exhibit 35 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 10) dated
          May 6, 1993. . . . . . . . . . . . . . . . . . . . . . . . .

   10.91 Amended and Restated Security and Pledge Agreement between New Carolco Investments B.V. and RCS Video International Services B.V. dated as of April 30, 1993. Incorporated by reference to Exhibit 36 to New Carolco Investments B.V.'s
          Schedule 13D under the Securities Exchange Act of 1934
          (Amendment No. 10) dated May 6, 1993 . . . . . . . . . . . .

   10.92 Letter Agreement dated May 25, 1993 by and between Carolco Pictures Inc. and New Carolco Investments B.V. relating to delivery of shares. Incorporated by reference to Exhibit 38 to New Carolco Investments B.V.'s Schedule 13D under the Securities Exchange Act of 1934 (Amendment No. 11) dated
          May 25, 1993 . . . . . . . . . . . . . . . . . . . . . . . .

   10.93 Letter Agreement dated as of May 25, 1993 by and between Carolco Pictures Inc., Daniels & Associates and Jefferson Capital Group, Ltd., amending Retainer Letter dated as of August 13, 1992. Incorporated by reference to Exhibit 10.177 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.94 Letter Agreement dated as of May 25, 1993 by and between Carolco Pictures Inc., Daniels & Associates and Jefferson Capital Group, Ltd., amending Retainer Letter dated as of December 22, 1992. Incorporated by reference to
          Exhibit 10.178 to Carolco's Registration Statement on
          Form S-1, Amendment No. 2, filed with the Commission of
          July 6, 1993 (File No. 33-56380) . . . . . . . . . . . . . .

   10.95 Letter Agreement dated as of May 25, 1993 by and between Carolco Pictures Inc. and Anthony J. Scotti, amending Retainer Letter dated as of September 1, 1992. Incorporated by reference to Exhibit 10.179 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the
          Commission on July 6, 1993 (File No. 33-56380) . . . . . . .

   10.96 Letter Agreement between Carolco Pictures Inc., Carolco Television Inc. and Robert W. Goldsmith for the services of Robert W. Goldsmith dated as of April 1, 1991. Incorporated by reference to Exhibit 10.180 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File No. 33-56380)

   10.97 Letter Agreement between Carolco Pictures Inc. and Karen A. Taylor for the services of Karen A. Taylor dated as of
          March 20, 1991. Incorporated by reference to Exhibit 10.181 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on July 6, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.98 Letter Agreement between Carolco Pictures Inc. and Karen A. Taylor for the services of Karen A. Taylor dated as of
          May 20 1992. Incorporated by reference to Exhibit 10.182 to Carolco's Registration Statement on Form S-1, Amendment
          No. 2, filed with the Commission on July 6, 1993 (File
          No. 33-56380). . . . . . . . . . . . . . . . . . . . . . . .

   10.99 Consulting Agreement dated as of June 7, 1993 by and between Carolco Pictures Inc. and Anthony J. Scotti. Incorporated by reference to Exhibit 10.183 to Carolco's Registration Statement on Form S-1, Amendment No. 2, filed with the
          Commission on July 6, 1993 (File No. 33-56380) . . . . . . .

  10.100  Statement of Release of Collateral Shares by Pioneer
          LDCA, Inc. (acting as collateral agent for Le Studio Canal+ and RCS Video International Services B.V.) dated as of
          May 20, 1993. Incorporated by reference to Exhibit AK to Canal's Schedule 13D under the Securities Exchange Act of
          1934 (Amendment No. 8) dated June 1, 1993. . . . . . . . . .

  10.101 First Amendment to Securities Purchase Agreement dated as of July 29, 1993, by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V. and MGM Holdings Corporation. Incorporated by reference to
          Exhibit 10.192 to Carolco's Registration Statement on
          Form S-1, Amendment No. 3, filed with the Commission on
          August 2, 1993 (File No. 33-56380) . . . . . . . . . . . . .

  10.102 First Amendment to Contribution and Exchange Agreement dated as of July 29, 1993, by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V., Le Studio Canal+ S.A., RCS Video International Services B.V., RCS Video Services Antilles N.V. and RCS International Communications N.V. Incorporated by reference to
          Exhibit 10.193 to Carolco's Registration Statement on
          Form S-1, Amendment No. 3, filed with the Commission on
          August 2, 1993 (File No. 33-56380) . . . . . . . . . . . . .

  10.103 Letter Agreement dated May 4, 1993 by and between Carolco Pictures Inc., Carolco International N.V., RCS Editori S.p.A., RCS Video Services Antilles N.V. and RCS International Communications N.V., amending Inducement Letter and Output Agreement, each dated May 8, 1991. Incorporated by reference to Exhibit 10.194 to Carolco's Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on August 2, 1993 (File No. 33-56380). .

  10.104 Letter Agreement dated as of September 11, 1992 among Hexagon Films (U.S.), Carolco Pictures Inc. and Carolco International N.V., relating to Stargate. Incorporated by reference to Exhibit 10.195 to Carolco's Registration Statement on Form S-1, Amendment No. 3, filed with the
          Commission on August 2, 1993 (File No. 33-56380)+. . . . . .

  10.105 Letter Agreement dated as of September 11, 1992 among Hexagon Films (U.S.), Carolco Pictures Inc. and Carolco International N.V., amending Letter Agreement dated September 11, 1992 with respect to Stargate. Incorporated by reference to Exhibit 10.196 to Carolco's Registration Statement on Form S-1, Amendment No. 3, filed with the
          Commission on August 2, 1993 (File No. 33-56380)+. . . . . .

  10.106 Letter Agreement dated as of November 13, 1992 among Hexagon Films (U.S.), Carolco Pictures Inc. and Carolco International N.V., amending Letter Agreement dated September 11, 1992 with respect to Stargate. Incorporated by reference to Exhibit 10.197 to Carolco's Registration Statement on Form S-1, Amendment No. 3, filed with the
          Commission on August 2, 1993 (File No. 33-56380) . . . . . .

  10.107  Standby Purchase and Investment Agreement dated as of
          July 29, 1993, by and between Carolco Pictures Inc.,
          Cinepole Productions B.V., Le Studio Canal+, Pioneer
          LDCA, Inc., RCS Video International Services B.V. and
          Tele-Communications, Inc. Incorporated by reference to
          Exhibit 10.198 to Carolco's Registration Statement on
          Form S-1, Amendment No. 3, filed with the Commission on
          August 2, 1993 (File No. 33-563) . . . . . . . . . . . . . .

  10.108 Second Amendment to Securities Purchase Agreement dated as of August 19, 1993 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V. and MGM Holdings Corporation. Incorporated by reference to
          Exhibit 10.199 to Carolco's Registration Statement on
          Form S-1, Amendment No. 4, filed with the Commission on
          August 23, 1993 (File No. 33-56380). . . . . . . . . . . . .

  10.109 Employment Agreement between Carolco Pictures Inc. and Lynwood Spinks for the services of Lynwood Spinks, dated as of August 9, 1993 and entered into as of March 1, 1992. Incorporated by reference to Exhibit 10.200 to Carolco's Registration Statement on Form S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380)+.

  10.110 Agreement by and between Carolco Pictures Inc. and Tele-Communications, Inc., dated as of August 19, 1993 relating to certain pre-theatrical pay-per-view rights. Incorporated by reference to Exhibit 10.201 to Carolco's Registration Statement on Form S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380)+.

  10.111 Co-Production Financing Agreement by and among Carolco Pictures Inc., Le Studio Canal+ and
          Tele-Communications, Inc., dated as of August 19, 1993. Incorporated by reference to Exhibit 10.202 to Carolco's Registration Statement on Form S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380)+.

  10.112 License Agreement by and between Carolco Pictures Inc. and Encore Media Corporation, dated as of August 17, 1993. Incorporated by reference to Exhibit 10.203 to Carolco's Registration Statement on Form S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380)+.

  10.113 Stock Purchase Agreement by and between Carolco Pictures Inc. and Tele-Communications, Inc., dated as of August 19, 1993. Incorporated by reference to Exhibit 10.204 to Carolco Registration Statement on Form S-1, Amendment No. 4, filed with the Commission on August 23, 1993 (File No. 33-56380) .

  10.114 Third Amendment to Securities Purchase Agreement dated October 7, 1993 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Production B.V. and MGM Holdings Corporation. Incorporated by reference to
          Exhibit DD to Pioneer Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment No. 4, filed with the Commission on November 2, 1993. . . . . . . .

  10.115 Second Amendment to Contribution and Exchange Agreement dated as of October 15, 1993 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V., Le Studio Canal+ S.A., RCS Video International Service B.V., RCS Video Services Antilles N.V. and RCS International Communications N.V. Incorporated by reference to Exhibit EE to Pioneer Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment No. 4, filed with the Commission on November 2, 1993 . . . . . . . . . . . . .

  10.116 Stockholders Agreement dated as of October 20, 1993 by and between New Carolco Investments B.V., Pioneer LDCA, Inc., Cinepole Productions B.V., RCS Video International Services B.V. and MGM Holdings Corporation. Incorporated by reference to Exhibit BB to Pioneer Electronic Corporation's
          Schedule 13D under the Securities Exchange Act of 1934, Amendment No. 4, filed with the Commission on November 2,
          1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.117 Registration Rights Agreement dated as of October 20, 1993 by and between Carolco Pictures Inc. and Pioneer LDCA, Inc., Cinepole Productions B.V., RCS Video International Services B.V. and MGM Holdings Corporation. Incorporated by reference to Exhibit AA to Pioneer Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment
          No. 4 filed with the Commission on November 2, 1993. . . . .

  10.118 Put and Call Agreement dated October 20, 1993 by and among MGM Holdings Corporation, Credit Lyonnais S.A. and Cinepole Productions B.V. Incorporated by reference to Exhibit E to MGM Holdings Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment No. 1, filed with the
          Commission on November 1, 1993 . . . . . . . . . . . . . . .

  10.119 Subordination Agreement dated October 20, 1993 by and among Pioneer LDCA, Inc., Cinepole Productions B.V., RCS Video International Services B.V., RCS International Communications N.V. and MGM Holdings Corporation. Incorporated by reference to Exhibit CC to Pioneer Electronic Corporation's Schedule 13D under the Securities Exchange Act of 1934, Amendment No. 4, filed with the
          Commission on November 2, 1993 . . . . . . . . . . . . . . .

  10.120 Registration Rights Agreement for LIVE Entertainment Inc. Common Stock dated as of July 20, 1993, by and among LIVE Entertainment Inc., Carolco Pictures Inc., Pioneer
          LDCA, Inc., RCS Video International Services B.V., RCS Video Services Antilles N.V., and Le Studio Canal+ S.A. Incorporated by reference to Exhibit 10.84 to LIVE Entertainment Inc.'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993. . . . . . . . . . . . .

  10.121 Letter Agreement between Carolco Pictures Inc. and Karen A. Taylor for the services of Karen A. Taylor effective November 1, 1993. Incorporated by reference to Exhibit
          10.121 to Carolco's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993. . . . . . . . . . . . .

  10.122  Retainer Letter with Daniels & Associates dated as of
          January 20, 1994. Incorporated by reference to Exhibit
          10.122 to Carolco's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993. . . . . . . . . . . . .

  10.123 Termination Agreement dated as of October 13, 1994 by and among LIVE Entertainment Inc., Carolco Acquisition Corp. and Carolco Pictures Inc. Incorporated by reference to Exhibit
          10.1 to Carolco's current report on Form 8-K dated October
          13, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.124 Waiver, Assignment and Acknowledgment Agreement dated as of October 14, 1994 by and between Carolco Pictures Inc. and RCS Video International Services B.V. Incorporated by reference to Exhibit 10.2 to Carolco's current report on
          Form 8-K dated October 13, 1994. . . . . . . . . . . . . . .

  10.125  Employment Agreement between Carolco Pictures Inc. and Mario
          F. Kassar for the services of Mario F. Kassar, dated as of August 10. 1994. Incorporated by reference to Exhibit 5 to Mario F. Kassar and New Carolco Investments B.V.'s Schedule 13D (Amendment No. 14) under the Securities Exchange Act of
          1934 filed with the Commission on August 16, 1994. . . . . .

  10.126 Stock Option Agreement of Mario F. Kassar dated as of August 10, 1994. Incorporated by reference to Exhibit 8 to Mario F. Kassar and New Carolco Investments B.V.'s Schedule 13D (Amendment No. 14) under the Securities Exchange Act of 1934 filed with the Commission on August 16, 1994 . . . . . . . .

  10.127 Form of Second Amendment to Inducement Agreement dated as of August 19, 1994, among New Carolco Investments B.V., Clorenda Corporation A.V.V., Mario F. Kassar, Le Studio Canal+, Pioneer LDCA, Inc. and RCS Video International Services B.V. Incorporated by reference to Exhibit 9 to Mario F. Kassar and New Carolco Investments B.V.'s Schedule 13D (Amendment No. 14) under the Securities Exchange Act of
          1934 filed with the Commission on August 16, 1994. . . . . .

  10.128 Letter Agreement between Carolco Pictures Inc. and Karen A. Taylor for the services of Karen A. Taylor effective October
          28, 1994.  Filed herewith. . . . . . . . . . . . . . . . . .

  10.129 Letter Agreement between Carolco Pictures Inc. and Robert W. Goldsmith for the services of Robert W. Goldsmith effective
          October 28, 1994.  Filed herewith. . . . . . . . . . . . . .

  10.130  Amendment to the Employment Agreement between Carolco
          Pictures Inc. and Mario F. Kassar dated as of November 15,
          1994.  Filed herewith. . . . . . . . . . . . . . . . . . . .

  10.131 Letter Agreement between Carolco Pictures Inc. and Karen A. Taylor for the services of Karen A. Taylor effective January
          3, 1995.  Filed herewith . . . . . . . . . . . . . . . . . .

  10.132  Retainer Agreement with Daniels & Associates, L.P. and
          Jefferson Capital Group, Ltd. dated as of January 1, 1995.
          Filed herewith . . . . . . . . . . . . . . . . . . . . . . .

  10.133  Purchase, Sale and Leaseback Agreement between Carolco
          Pictures Inc. and Dolphinshire L.P. dated as of March 29,
          1995.  Filed herewith. . . . . . . . . . . . . . . . . . . .

  10.134 Amended and Restated Agreement of Limited Partnership of Cutthroat Productions L.P. dated December 18, 1995 by and between Cutthroat Management Inc., Tele-Communications, Inc.
          and LSC+ Investments Inc.  Filed herewith. . . . . . . . . .

  10.135 Letter Agreement between RCS Video International Services B.V. and Cutthroat Management Inc. dated January 9, 1995.
          Filed herewith . . . . . . . . . . . . . . . . . . . . . . .

    11.1  Statement of Computation of Per Share Earnings. Filed
          herewith . . . . . . . . . . . . . . . . . . . . . . . . . .

    21.1  Subsidiaries of Carolco Pictures Inc. Filed herewith . . . .

    23.1  Consent of Ernst & Young LLP. Filed herewith . . . . . . . .

    27    Financial Data Schedule.  Filed herewith . . . . . . . . . .



___________

+    Confidential treatment requested