Form 10-Q
period 1995-03-31
CAROLCO PICTURES INC
filed 1995-05-15
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                      Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended March 31, 1995


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

The number of shares outstanding of registrant's Common Stock, $.01 par value, at May 15, 1995 was 140,015,109 shares, including 2,373,756 shares of treasury stock.

        CAROLCO PICTURES INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1994 and March 31, 1995 (unaudited)

        Condensed Consolidated Statements of Operations - Three months ended March 31, 1994 and 1995 (unaudited)

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1994 and 1995 (unaudited)

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 3. Defaults upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

        CAROLCO PICTURES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS

                     A S S E T S


                                                                December 31,    March 31,
                                                                   1994            1995
                                                                           (Unaudited)
                                                                         (In Thousands)

Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $27,336         $ 32,358
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .      --             1,803
Accounts receivable, net . . . . . . . . . . . . . . . . . . .   13,835            9,079
Accounts receivable, related parties . . . . . . . . . . . . .      340              275
Film costs, less accumulated amortization (Notes B and C) . .    89,145          118,020
Property and equipment, at cost, less accumulated depreciation
 and amortization. . . . . . . . . . . . . . . . . . . . . . .   17,413            5,531
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .    8,788            6,677
                                                                -------         --------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . $156,857         $173,743
                                                               ========         ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES:
  Accounts payable and accrued liabilities . . . . . . . . . . $ 21,194         $ 16,683
  Accrued residuals and participations . . . . . . . . . . . .   34,315           32,314
  Income taxes, current and deferred . . . . . . . . . . . . .   15,000           15,233
  Debt (Notes B and E) . . . . . . . . . . . . . . . . . . . .   93,855          119,776
  Advance collections on contracts . . . . . . . . . . . . . .   15,047           15,894
  Notes and amounts payable, related parties (Note D). . . . .   41,967           43,933
                                                               --------         --------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .  221,378          243,833

COMMITMENTS AND CONTINGENCIES - (Note F)
STOCKHOLDERS' DEFICIENCY - (Notes F and G)
 Preferred stock - $1.00 par value, 10,000,000 shares authorized:
  Series A Convertible Preferred Stock, 120,000 shares authorized,
      82,500 shares issued and outstanding ($86,482,000 aggregate liquidation preference in 1994 and $87,563,000 aggregate
      liquidation preference in 1995). . . . . . . . . . . . .      88                89
Common stock - $.01 par value, 650,000,000 shares authorized,
      140,015,109 shares issued and outstanding, including
      2,373,756 shares in treasury. . . . . . . . . . . . . .    1,400             1,400
Additional paid-in capital . . . . . . . . . . . . . . . . . . 302,175           303,269
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . .  (5,920)           (5,920)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .(362,264)         (368,928)
                                                              ---------         ---------
      TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . .  (64,521)          (70,090)
                                                              ---------         ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . .  $156,857          $173,743
                                                              =========         =========

See notes to condensed consolidated financial statements.

        CAROLCO PICTURES INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months ended
                                                                  March 31,
                                                            1994         1995
                                                                (Unaudited)
                                                              (In Thousands,
                                                          Except per Share Data)
Revenues:
  Feature films  . . . . . . . . . . . . . . . . . .     $  20,279    $  5,778
  Other income (Note H). . . . . . . . . . . . . . .         2,724         744
                                                         ---------    --------
      TOTAL REVENUES. . . . . . . . . . . . . . . . .       23,003       6,522

Costs and expenses:
  Amortization of film costs, residuals and participations  16,046       5,442
  Selling, general and administrative. . . . . . . . . .     5,260       5,254
  Interest . . . . . . . . . . . . . . . . . . . . . . .     3,981       3,206
                                                         ----------   ---------
      TOTAL COSTS AND EXPENSES. . . . . . . . . . . . .     25,287      13,902
                                                         ----------   ---------
      LOSS BEFORE BENEFIT FROM (PROVISION FOR)
          INCOME TAXES . . . . . . . . . . . . . . . .      (2,284)     (7,380)
Benefit from (provision for) income taxes. . . . . . .         253        (326)
                                                         ---------    ---------
      LOSS BEFORE EXTRAORDINARY ITEM . . . . . . . . .      (2,031)     (7,706)
Extraordinary gain on extinguishment of debt (Note D).         ---       2,137
                                                         ---------    ---------
      NET LOSS . . . . . . . . . . . . . . . . . . . .     $(2,031)    $(5,569)
                                                         =========    =========


Per Common Share:
  Loss before extraordinary item. . . . . . . . . . .      $(0.02)      $(0.06)
  Income from extraordinary item. . . . . . . . . . .         ---          .02
                                                        ----------    ---------
  Net Loss. . . . . . . . . . . . . . . . . . . . . .      $(0.02)      $(0.04)
                                                        ==========    =========

  Weighted average shares outstanding. . . . . . . . . 137,687,728   137,641,353



See notes to condensed consolidated financial statements.

        CAROLCO PICTURES INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              Three Months Ended
                                                                   March 31,
                                                              1994          1995
                                                                  (Unaudited)
                                                                 (In Thousands)

Net cash flow from operating activities:
      NET CASH PROVIDED BY (USED IN) OPERATIONS . . . .   $(25,964)   $(32,530)
Cash flow from investing activities:
  Purchase of property and equipment . . . . . . . . .        (226)        (96)
  Proceeds from sale of aircraft, net of costs . . . .       1,775         ---
                                                          ---------   ----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,549         (96)
Cash flow from financing activities:
  Payments on debt . . . . . . . . . . . . . . . . . .      (1,176)     (2,470)
  Proceeds of Production Loan . . . . . . . . . . . .          ---      39,893
  Increase in notes payable to related parties. . . .        1,653       1,966
  Decrease in receivables from related parties . . . .         100          65
  (Increase) decrease in restricted cash . . . . . . .       1,255      (1,803)
  Repurchase of Vista shares and Vista Partnership Units      (744)        ---
  Other. . . . . . . . . . . . . . . . . . . . . . . .          (2)         (3)
                                                           --------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .       1,086      37,648
                                                           --------    ---------
      INCREASE (DECREASE) IN CASH . . . . . . . . . .      (23,329)      5,022
      Cash and cash equivalents at beginning of period      56,697      27,336
                                                           --------    ---------
      Cash and cash equivalents at end of period. . . .    $33,368     $32,358
                                                           ========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amounts capitalized in 1994 and 1995)   $572         $497
                                                           ========    =========

    Income taxes . . . . . . . . . . . . . . . . . . .        $73          $93
                                                           ========    =========


See notes to condensed consolidated financial statements.

   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   Prior to March 29, 1995, Carolco owned the building housing its corporate headquarters in Los Angeles, California. In March 1988, Carolco entered into a $12,000,000 mortgage loan on its headquarters building with Equitable Life Assurance Society of the United States ("Equitable"). The mortgage provided for a balloon payment of the outstanding principal amount (approximately $11,500,000) on March 1, 1995. The mortgage loan, which was non-recourse to Carolco, was sold by Equitable to Dolphinshire, L.P. ("Dolphinshire"), an entity unaffiliated with Carolco, on March 29, 1995. Immediately thereafter, Carolco transferred the building to Dolphinshire in full satisfaction of the mortgage loan outstanding. At December 31, 1994, the net book value of the building and certain leasehold improvements was reduced to approximate the amount of the outstanding mortgage loan. In March 1995, upon the close of the transactions described above, the balance of the mortgage loan was offset against the carrying value of the assets.

Note A - Basis of Presentation and Significant Account Policies Basis of
         Presentation

   The accompanying unaudited condensed consolidated financial statements include the accounts of Carolco Pictures Inc. and its wholly-owned subsidiaries including Carolco International Inc. ("CII"), Carolco Television Inc. and The Vista Organization, Ltd. ("Vista"); The Vista Organization Partnership, L.P.; and Carolco Studios Inc. (Delaware) (collectively, the "Company" or "Carolco"), after elimination of material intercompany accounts and transactions.
The Company is engaged in a single business segment, the entertainment industry, and its principal activities include the production and distribution of feature films.

   The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 1995 and the results of its operations for the three months ended March 31, 1994 and 1995. The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1994 stating that such financial statements have been prepared assuming the Company will continue as a going concern and that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. See Note B.

   The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending
December 31, 1995.   Certain reclassifications have been made in the amounts for
1994 to conform to 1995 presentation. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   At March 31, 1995, LDC Films, Inc., an affiliate of Pioneer Electronic Corporation (" Pioneer"), Cinepole Productions B.V. ("Cinepole"), and RCS International Communications N.V. ("RCS Communications"), owned approximately 33.7%, 19.0% and 11.6%, respectively, of the issued and outstanding Common Stock of the Company. At March 31, 1995, New Carolco Investments B.V. ("New CIBV"), a corporation incorporated in The Netherlands, owned approximately 5.8% of the issued and outstanding Common Stock of the Company. Mario F. Kassar, Chairman of the Board of Directors and Chief Executive Officer of the Company, may be deemed to own beneficially the shares of the Company's Common Stock owned by New CIBV. In addition, Pioneer, Cinepole and MGM Holdings Corporation ("MGM Holdings") own 40,000, 12,500 and 30,000 shares, respectively of Series A Convertible Preferred Stock, not including accrued "in-kind" dividends.
MGM Holdings also owns $31,901,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5% Notes"), not including accrued "in-kind" interest.

Significant Accounting Policies

   Net Loss Per Common Share: Net loss per share is based on the weighted average number of common shares outstanding during the period, after appropriate inclusion in net loss of payment-in-kind dividends of $1,045,000 in 1994 and $1,095,000 in 1995. Common equivalent shares, consisting of outstanding stock options, warrants and the Series A Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 5% Notes, were excluded because the effect of their inclusion would be antidilutive.

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

   Deferred taxes, relating to differences in accounting for film rights and the related amortization for financial statement and tax return purposes, as well as from financial statement reserves not currently deductible for tax purposes, have historically been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Due to the reversal of prior book and tax differences, as of March 31, 1995, Carolco's deferred tax liability has been virtually eliminated. However, due to the potential liability arising form the ongoing examination of Carolco's 1988 through 1993 federal income tax returns by the Internal Revenue Service ("IRS") and the 1988 and 1989 state income tax returns by the California Franchise Tax Board ("FTB"), Carolco has not reduced the amount of its current and deferred income tax liability. See Note F for a discussion of these examinations.

   On October 18, 1993, the Company's wholly-owned subsidiary, Carolco International N.V. ("CINV") was domesticated as a Delaware corporation and its name was changed to CII. Due to the domestication of CINV, in future periods, foreign source income of the Company will be subject to United States income taxation which could result in a significant increase in the Company's effective tax rate.

Note B - Liquidity and Going Concern Issues

   Carolco currently has one motion picture in production: Cutthroat Island starring Geena Davis and Matthew Modine and directed by Renny Harlin. Cutthroat Island completed principal photography in March 1995 and is scheduled to be completed and available for release in the fourth quarter of 1995. However, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released. The direct negative cost of Cutthroat Island is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with Cutthroat Island.
On February 6, 1995, the limited partnership formed by Carolco to produce and distribute Cutthroat Island ("Cutthroat Productions L.P.") satisfied the conditions necessary for it to draw funds under a production loan (the "Production Loan") provided by a group of banks led by Berliner Bank AG
(London Branch) and Credit Lyonnais Bank Nederland N.V. ("CLBN"). The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of Cutthroat Island. In addition, through March 1995, $13,126,000 in proceeds from the Production Loan were provided directly to Cutthroat Productions L.P.
The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan. In addition, in 1994 the Company received $7,500,000 in co-production investments from Tele-Communications, Inc. ("TCI"), LSC+ Investments Inc., a wholly owned subsidiary of Le Studio Canal+ (U.S.), and RCS Video International Services B.V. ("RCS"). These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

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

   In August 1992, Carolco entered into an agreement with the Screen Actors Guild, the Director's Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan (collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of March 31, 1995, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $7,485,000, including accrued interest at 3-month LIBOR plus 1% per annum. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional $600,000 due on October 1, 1996. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

   In addition to the Guild Note, the Company has on-going obligations to the Guilds, the American Federation of Musicians ("AFM") and the International Alliance of Theatrical Stage Employees ("IATSE") for amounts owed under similar collective bargaining agreements. In February 1995, the Company paid approximately $3,000,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994. The Company estimates that its residual obligations for the first quarter of 1995 will be $1,500,000.

The amount of residual obligations to be paid for future periods will be determined by the amount of cash receipts received by the Company in each quarter of 1995. As long as the Guild Note is outstanding, the on-going obligations of Carolco under the collective bargaining agreements with the Guilds are secured by the same lien as the Guild Note.

   In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with motion picture talent (actors, directors, producers, writers) and co-production investors (collectively, the "Participants") whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At March 31, 1995, the Company had recorded a liability for present and future obligations of approximately $24,599,000 in connection with various Participants' contingent compensation arrangements.
In April 1995, the Company reached settlements with certain Participants, whereby each such Participant agreed to accept a portion of the amount due at March 31, 1995 in exchange for the release of all claims against the Company for current and future participation obligations, subject to certain adjustments under certain circumstances. As a result of these settlement agreements, in April and May 1995 the Company paid approximately $4,800,000 to certain Participants and reduced its liability for current and future contingent compensation obligations. This will result in an extraordinary gain of $3,663,000 in the second quarter of 1995. Additional contingent compensation obligations will be recorded in 1995 based on the film revenues recognized by the Company in 1995.

   Semi-annual interest of approximately $3,261,000 on the 11.5%/10%
Reducing Rate Senior Notes due 2000 (the "New Senior Notes") and the 13%/12% Reducing Rate Senior Subordinated Notes due 1999 (the "New Senior Subordinated Notes") is due on April 15 and October 15 of each year. Semi-annual interest of approximately $224,000 on the 13% Senior Subordinated Notes due 1996 is due on June 1 and December 1 of each year. On May 2, 1995, the Company paid approximately $3,279,000 representing semi-annual interest due on the New Senior Notes and New Senior Subordinated Notes. Such interest payments were made prior to the end of the 30-day grace period provided in the indentures governing such issues of indebtedness.

Going Concern Issues

   As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and anticipates that it will continue to experience losses through 1995. During the next 12 months, the Company will not have sufficient cash resources and existing financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which will allow it to continue to operate as a going concern.

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

   If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. The consolidated financial statements as of and for the three months ended March 31, 1995 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

Note C - Film Costs


                                                     December 31,     March 31,
                                                        1994             1995
                                                              (Unaudited)
                                                             (In Thousands)
Film costs are comprised of the following:
   Released, less amortization. . . . . . . . . . .  $ 20,925         $ 19,031
   In process and development . . . . . . . . . . .    68,220           98,989
                                                     --------         --------
   Total film costs . . . . . . . . . . . . . . . .  $ 89,145         $118,020


       Interest and production overhead capitalized to film costs during the three months ended March 31, 1995 totaled $297,000 and $912,000, respectively. Interest and production overhead capitalized to film costs during the three months ended March 31, 1994 totaled $156,000 and $833,000 respectively.

Note D - Related Party Transactions

MGM:

       In 1993, MGM Holdings purchased from the Company $30,000,000 in aggregate principal amount of 5% Notes in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Consistent with the treatment of MGM Holdings as a "principal shareholder," the Company recorded the 5% Notes in Notes and Amounts Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%. The discount of $8,639,000 was recorded as an increase to equity. The Company will recognize additional interest expense of approximately $960,000 per year related to the amortization of this discount. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company.
Thereafter, interest shall be paid in cash. Through March 31, 1995, interest of approximately $1,901,000 has been paid in additional 5% Notes and interest of approximately $332,000 has been accrued. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which Metro-Goldwyn-Mayer Inc. ("MGM") shall have received an aggregate of $100,000,000 in distribution fees under MGM's distribution agreement with the Company (the "MGM Distribution Agreement"). This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, the 5% Notes may be converted into Common Stock of the Company at the aforementioned conversion rate (subject to certain adjustments,) effective on the maturity date (October 2002) or upon certain defaults under the indenture governing the 5% Notes; or in the event that the Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets. As of March 31, 1995, approximately 53,178,000 shares of Common Stock of the Company would be issued upon conversion of the 5% Notes.

       In connection with the production of Cutthroat Island, CLBN, an affiliate of MGM, was one of the lead lenders providing the Production Loan. In addition, MGM has agreed to distribute Cutthroat Island domestically and internationally ursuant to the MGM Distribution Agreement.

RCS:

      In March 1992, CINV sold 50% ownership in one of its principal development projects to RCS in return for RCS's commitment to pay, subject to certain conditions, 50% of the costs of development and production of the project. Through March 31, 1995, RCS had advanced approximately $7,000,000, representing certain development and production commitments due pursuant to this agreement.

       In June 1990, the Company, through a nominee of CINV, and Le Studio Canal+ S.A. ("Le Studio"), formed a partnership (the "Carolco/Le Studio Partnership"). In January 1992, the Carolco/Le Studio Partnership entered into a co-financing arrangement with Le Studio and RCS pursuant to which CINV, Le Studio and RCS each made co-financing payments equal to one-third of the total production cost of the motion picture, Chaplin. In exchange for their co-financing payments, Le Studio and RCS are each entitled to one-third of the net receipts from Chaplin, reduced to one-sixth of the net receipts after they have each recouped their initial co-financing payments, plus interest.
RCS asserted a claim of approximately $5,000,000 against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of RCS's unrecouped investment in the motion picture Chaplin.

       Pursuant to an agreement between Carolco and RCS, in April 1995 Carolco paid RCS $4,000,000 and RCS quitclaimed to Carolco all of its ownership and other interest in the motion picture development project discussed above and also waived all claims relating to Chaplin. As a result, in the second quarter of 1995, the Company will record an extraordinary gain of $1,071,000 relating to the Chaplin claims.

Le Studio:

       Le Studio has asserted a claim against Carolco alleging that Carolco guaranteed certain levels of performance and agreed to reimburse a portion of Le Studio's unrecouped investment in the motion picture Chaplin. Le Studio has not specified the amount of its claim. Le Studio has also claimed that Caorlco is obligated to pay $500,000 as reimbursement for expenses incurred by Le Studio in connection with certain restructuring transactions consummated in 1992. Carolco believes that Le Studio relinquished its claim for reimbursement as part of the October 1993 restructuring. Although Carolco and Le Studio are discussing these claims, Carolco is unable to predict the outcome of these disputes.

Other:

    Pursuant to a series of agreements (collectively, the "Domestic Video Output Agreement"), the Company granted to LIVE Home Video Inc. ("LHV"), a subsidiary of LIVE Entertainment Inc. ("LIVE") and a former subsidiary/affiliate of the Company, domestic home video rights to the Company's feature films (except Cliffhanger and Iron Eagle III) on which principal photography commenced prior to July 31, 1995 or for which LHV has paid an advance to the Company prior to such date. Canadian home video rights were not granted to LHV in the case of several films produced by the Company. In consideration for the rights granted by the Company, LHV agreed to pay the Company certain advances for each picture.

     CINV entered into an agreement with an affiliate of LIVE pursuant to which LIVE's affiliates acquire home video rights in the German-speaking European markets for most of the Company's films for which principal photography has commenced or for which LHV paid an advance prior to July 31, 1995 (the "German Output Agreement"). In consideration for the rights granted by the Company, the LIVE affiliate agreed to pay CINV certain advances for each picture.

       In January 1995, in order to settle disputes between them with respect to the United States and Canadian video distribution rights to the film Cutthroat Island, LIVE and the Company agreed that Cutthroat Island would not be subject to the Domestic Video Output Agreement or the German Output Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to Cutthroat Island in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement, whereby LIVE would no longer have certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, the Company paid $3,500,000 to LIVE against accrued liabilities of approximately $5,600,000 and recognized an extraordinary gain of approximately $2,100,000.


       On January 1, 1995, the Company retained Daniels & Associates ("Daniels") and Jefferson Capital Group ("Jefferson") to act as the Company's non-exclusive financial advisors and agents of the Company to assist the Company in locating capital sources, to market for sale substantially all of the Company's film library rights, to make recommendations with respect to any transactions which may result and to consider a possible restructuring of the Company's capital structure. Michael E. Garstin, a principal in Daniels, is a member of Carolco's Board of Directors. In consideration of the services to be provided by Daniels and Jefferson, Carolco agreed to pay $1,800,000 payable over twelve months at the rate of $150,000 per month. Carolco is required to make a minimum of six monthly payments under the agreement, with 60% of all fees paid to Daniels and 40% paid to Jefferson. In addition, Carolco agreed to pay all reasonable out-of-pocket expenses incurred by Daniels and Jefferson up to $100,000. During the three months ended March 31, 1995, the Company paid $280,000 to Daniels and $180,000 to Jefferson.

Note E - Debt

       Prior to March 29, 1995, Carolco owned the building housing its corporate headquarters in Los Angeles, California. In March 1988, Carolco entered into a $12,000,000 mortgage loan on its headquarters building with Equitable. The mortgage provided for a balloon payment of the outstanding principal amount (approximately $11,500,000) on March 1, 1995. The mortgage loan, which was non-recourse to Carolco, was sold by Equitable to Dolphinshire on March 29, 1995. Immediately thereafter, Carolco transferred the building to Dolphinshire in full satisfaction of the mortgage loan outstanding. At December 31, 1994, the net book value of the building and certain leasehold improvements was reduced to approximate the amount of the outstanding mortgage loan. In March 1995, upon the close of the transactions described above, the balance of the mortgage loan was offset against the carrying value of the assets.

       In connection with the motion picture Cutthroat Island, through March 31, 1995, the Production Loan provided motion picture financing of approximately $39,893,000, including approximately $1,736,000 in loan costs and fees. The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. The Production Loan bears interest at LIBOR, plus 2 % per annum and is payable on the earlier of (i) March 1, 1997 or (ii) fifteen months following the initial United States theatrical release of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan.

Note F - Commitments and Contingencies

       As of March 31, 1995, the Company has received approximately $937,000 in deposits on cancelled licensing agreements and on certain films which the Company may not produce. Traditionally, the Company has been able to allocate advances of this nature to other pictures being produced by the Company which contain elements similar to the original film. However as a result of reduced production commitments, the Company may be required to return these deposits.

       In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J. Scotti, Chairman of the Company's former subsidiary/affiliate, LIVE, and Chairman and Chief Executive Officer of All American Communications, an unaffiliated company, for the period commencing immediately after the Company's October 1993 restructuring and ending twelve months thereafter. This agreement was extended under the same terms and conditions as the original consulting agreement and currently terminates on June 30, 1995. Pursuant to the agreement, Mr. Scotti consults with management of the Company with respect to the operation of the Company's business and such other matters as may be agreed upon between the Company and Mr. Scotti. In consideration for the services provided by Mr. Scotti, the Company pays Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services provided by him under the agreement. Mr. Scotti is entitled to participate in any and all of the Company's employee stock option plans during the term of the agreement, and is granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to 1.25 times the market value of the Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti is indemnified from certain liabilities in connection with the performance of his duties under the agreement. During the three months ended March 31, 1995, the Company paid $120,000 to Mr. Scotti for his services under this agreement.

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

       On May 25, 1995, a hearing will be held in the U.S. Bankruptcy Court, Central District of California upon a motion of the Chapter 11 Trustee for 21st to sell all of the rights and interest of 21st in the Spiderman motion picture project to a designee of CLBN for $2,000,000 plus 10% of all proceeds realized by CLBN or its designee from the sale of such rights in excess of $2,000,000. According to the Notice of Hearing filed with the Bankruptcy Court by the Chapter 11 Trustee for 21st, CLBN has a secured claim in the 21st bankruptcy estate estimated to be $18,000,000.

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

       On December 29, 1994, the plaintiffs filed an action in the United States District Court for the Central District of California that is virtually identical to their state court action. The named defendants are identical, as are the claims alleged, with the exception that the federal action includes a federal copyright infringement claim and an accompanying accounting claim, and does not include a purported common law copyright infringement claim. The complaint in that case was served on Carolco and France on April 22, 1995.

       Management and counsel to the Company are unable to predict the ultimate outcome of these actions at this time. However, the Company and the other defendants believe that these lawsuits are without merit and are defending them vigorously. Accordingly, no provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position or results of operations.

Tax Matters:

       The Company's tax position for prior taxable years may be adversely affected by an audit presently being conducted by the Internal Revenue Service ("IRS") for the Company's 1988 through 1993 federal income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of the Company's 1988 and 1989 State income tax returns. The Company has received notices from the IRS regarding proposed adjustments ("Proposed Adjustments") to the Company's income tax returns for the 1988, 1989 and 1990 taxable years. As of March 31, 1995, the Company has responded or is in the process of preparing responses to all of the Proposed Adjustments by supplying the IRS with additional facts and technical analyses which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the Proposed Adjustments. It is anticipated that the IRS will issue additional proposed adjustments.

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

     The Company believes that a number of the Proposed Adjustments are without merit. Because the examination is at an early stage, and because many of the issues dealt with in the Proposed Adjustments are highly complex and unresolved under the current state of the law, the Company cannot predict with any reasonable degree of accuracy the actual tax liabilities that may result from the IRS and FTB examinations. The Company believes its current and non-current deferred income tax liability as of March 31, 1995 is adequate to cover any potential tax liability from such examinations. However, the ultimate tax liability may be substantially higher or lower.

Note G - Stockholders' Deficiency

       In October 1993, Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock ("New Preferred"), in exchange for cash payments of $40,000,000, $12,500,000 and $30,000,000, respectively. The New Preferred bears an annual dividend rate of 5%. Cumulative dividends are payable when and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of New Preferred equal to 1.25% multiplied by the liquidation preference of the New Preferred on the first day of the next succeeding quarterly dividend period. Through March 31, 1995, approximately $5,063,000 in dividends had been accrued, thereby increasing the aggregate liquidation preference of the New Preferred to $87,563,000.
In addition, dividends of $1,095,000 payable on April 1, 1995 were accrued. However, since the Company did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay such dividends. Each share of New Preferred, when issued, is convertible at the option of the holder into Common Stock of the Company at $.60 per share. As of March 31, 1995, 145,938,000 shares of Common Stock of the Company would be issuable upon conversion of the New Preferred. Holders of the New Preferred will be entitled to the same voting rights as such holders would be entitled to if they had converted their New Preferred to Common Stock. The holders of the New Preferred will also be entitled to vote as a class on certain matters.

Note H - Other Income

       Other income in 1994 includes revenues from the operations of the Company's film studio in North Carolina ("Carolco Studios"), interest income, rental income and a gain of $1,275,000 recognized upon the sale of the Company's aircraft. Other income in the first quarter of 1994 also includes producers fees of approximately $500,000 related to the motion picture Stargate, paid to the Company pursuant to an agreement entered into with Hexagon Films (U.S.), an indirect, wholly-owned subsidiary of Le Studio. Other income in the first quarter of 1995 includes interest income, rental income and producers fees related to the motion picture Last of the Dogmen, paid to the Company pursuant to an agreement entered into with Last of the Dogmen, Inc.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in other media including home video and pay and free television. In 1993, the Company released one film, Cliffhanger, which was produced through a joint venture with Pioneer, Cinepole and RCS. In 1994, Carolco had no theatrical releases. Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video and pay television license agreements when the license period begins for each motion picture and such motion pictures are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts ("overages") are recognized as they are reported by the distributor.

Results of Operation

Three Months Ended March 31, 1995 as Compared to Three Months Ended March 31,
  1994

     Feature film revenues decreased from $20,279,000 for the three months ended March 31, 1994 to $5,778,000 for the three months ended March 31, 1995. This represents a decrease of $14,501,000, or approximately 71.5%. The Company had no theatrical releases during the first quarter of 1995 or the first quarter of 1994. Therefore, revenues for both periods principally represent license fees from exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the three months ended March 31, 1995 include approximately $1,091,000 in foreign theatrical and video overages related to the 1992 theatrical release of Basic Instinct; approximately $651,000 in foreign theatrical and video overages related to the 1991 theatrical release of Terminator 2:Judgment Day; and approximately $2,050,000 in foreign theatrical and video overages related to the 1992 theatrical release of Universal Soldier. Feature film revenues for the three months ended March 31, 1994 include approximately $8,250,000 from the domestic network television availability of Terminator 2: Judgment Day; $2,984,000 from the domestic syndication television availability of Rambo III, released theatrically in 1988; and $1,417,000 in foreign theatrical overages related to Basic Instinct.

       Amortization of film costs, residuals and participations decreased by $10,604,000, or 66.1%, from $16,046,000 for the three months ended March 31, 1994 to $5,442,000 for the comparable period in 1995. Amortization of film costs, as a percentage of the Company's feature film revenues, increased to 94.2% for the three months ended March 31, 1995 from 79.1% for the three months ended March 31, 1994. This increase is due to the fact that in 1995 the Company recorded additional amortization of film costs of $1,295,000 as a result of the abandonment of certain development projects.

       Selling general and administrative ("SG&A") expenses (which caption also includes production overhead costs), before capitalization of production overhead to film costs, decreased by $73,000 during the first quarter of 1995 as compared to the first quarter of 1994. In 1995, the Company capitalized approximately $912,000 of production overhead to film costs and in 1994, the Company capitalized $833,000 of production overhead to film costs. The amounts for 1995 include a reduction in SG&A expenses of $887,000 as a result of reductions in the Company's work force and the downsizing of the operations of the Company. This reduction is offset in 1995 by $1,265,000 in costs relating to the Company's possible plan of reorganization (see Note B). Amounts in 1994 included $305,000 of costs related to the Company's October 1993 restructuring.

       Interest expense decreased by $775,000, or 19.5%, from $3,981,000 during the first quarter of 1994 to $3,206,000 during the first quarter of 1995. This decrease is the result of lower debt levels in 1995, combined with the capitalization of $297,000 of interest expense to film costs in the first quarter of 1995, as compared to $156,000 in the first quarter of 1994.

       On February 3, 1994, the Company sold its aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. The Company recognized a gain of $1,275,000 in 1994 as a result of the sale of the aircraft.

       The Company incurred a consolidated net loss for the three months ended March 31, 1994 of $2,031,000. The Company incurred a consolidated net loss for the three months ended March 31, 1995 of $5,569,000. At March 31, 1995, the Company had a deficiency in assets of $70,090,000.

Liquidity and Capital Resources

       Carolco currently has one motion picture in production: Cutthroat Island starring Geena Davis and Matthew Modine and directed by Renny Harlin. Cutthroat Island completed principal photography in March 1995 and is scheduled to be completed and available for release in the fourth quarter of 1995. However, there can be no assurance that the film will be completed or released on schedule or that it will be completed and released. The direct negative cost of Cutthroat Island is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with Cutthroat Island.
On February 6, 1995, Cutthroat Productions L.P. satisfied the conditions necessary for it to draw funds under the Production Loan.
The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of Cutthroat Island. In addition, through March 1995, $13,126,000 in proceeds from the Production Loan were provided directly to Cutthroat Productions L.P. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan. In addition, in 1994 the Company received $7,500,000 in co-production investments from TCI, LSC+ Investments Inc., a wholly owned subsidiary of Le Studio Canal+ (U.S.), and RCS. These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

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

       In August 1992, Carolco entered into an agreement with the Guilds with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of March 31, 1995, the balance due the Guilds pursuant to the Guild Note was $7,485,000, including accrued interest at 3-month LIBOR plus 1% per annum. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional $600,000 due on October 1, 1996. The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

      In addition to the Guild Note, the Company has on-going obligations to the Guilds, the AFM and IATSE for amounts owed under similar collective bargaining agreements. In February 1995, the Company paid approximately $3,000,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994. The Company estimates that its residual obligations for the first quarter of 1995 will be $1,500,000. The amount of residual obligations to be paid for future period will be determined by the amount of cash receipts received by the Company in each quarter of 1995. As long as the Guild Note is outstanding, the on-going obligations of Carolco under collective bargaining agreements with the Guilds are secured by the same lien as the Guild Note.

   In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with Participants whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At March 31, 1995, the Company had recorded a liability for present and future obligations of approximately $24,599,000 in connection with various Participants' contingent compensation arrangements. In April 1995, the Company reached settlements with certain Participants, whereby each such Participant agreed to accept a portion of the amount due at March 31, 1995 in exchange for the release of all claims against the Company for current and future participation obligations, subject to certain adjustments under certain circumstances. As a result of these settlement agreements, in April and May 1995 the Company paid approximately $4,800,000 to certain Participants and reduced its liability for current and future contingent compensation obligations. This will result in an extraordinary gain of $3,663,000 in the second quarter of 1995. Additional contingent compensation obligations will be recorded in 1995 based on the film revenues recognized by the Company in 1995.

       Semi-annual interest of approximately $3,261,000 on the New Senior Notes and the New Senior Subordinated Notes is due on April 15 and October 15 of each year. Semi-annual interest of approximately $224,000 on the 13% Notes is due on June 1 and December 1 of each year. On May 2, 1995, the Company paid approximately $3,279,000 representing the semi-annual interest due on the New Senior Notes and New Senior Subordinated Notes. Such interest payments were made prior to the end of the 30-day grace period provided in the indentures governing such issues of indebtedness.

    Pursuant to certain distribution agreements with Tri-Star Pictures Inc., ("Tri-Star"), certain payments were due to the Company or its affiliates from Tri-Star at December 31, 1994. In February and March of 1995, Tri-Star paid approximately $14,147,000 pursuant to these distribution agreements. Of this amount, $9,176,000 related to the distribution of Cliffhanger, which was produced through a less -than- 50%-owned joint venture with Pioneer, Cinepole and RCS, and is, therefore, not included in the financial statements of the Company.

       Pursuant to the Domestic Video Output Agreement, the Company granted to LHV, domestic home video rights to the Company's feature films (except Cliffhanger and Iron Eagle III) on which principal photography commenced prior to July 31, 1995 or for which LHV has paid an advance to the Company prior to such date. Canadian home video rights were not granted to LHV in the case of several films produced by the Company. In consideration for the rights granted by the Company, LHV agreed to pay the Company certain advances for each picture.

      CINV entered into the German Output Agreement pursuant to which LIVE's affiliates acquire home video rights in the German-speaking European markets for most of the Company's films for which principal photography has commenced or for which LHV paid an advance prior to July 31, 1995. In consideration for the rights granted by the Company, the LIVE affiliate agreed to pay CINV certain advances for each picture.

   In January 1995, in order to settle disputes between them with respect to the United States and Canadian video distribution rights to the film Cutthroat Island, LIVE and the Company agreed that Cutthroat Island would not be subject to the Domestic Video Output Agreement or the German Output Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to Cutthroat Island in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement, whereby LIVE would no longer have certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, the Company paid $3,500,000 to LIVE against accrued liabilities of approximately $5,600,000 and recognized an extraordinary gain of approximately $2,100,000.
Going Concern Issues

       As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and anticipates that it will continue to experience losses through 1995. During the next 12 months, the Company will not have sufficient cash resources and existing financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which will allow it to continue to operate as a going concern.

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

    If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. The consolidated financial statements as of and for the three months ended March 31, 1995 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

       CAROLCO PICTURES INC. AND SUBSIDIARIES

             PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

       Reference is made to PART I - FINANCIAL INFORMATION, Item 1.
       Financial Statements, Note F - Commitments and Contingencies which is incorporated herein by reference.


Item 3.     Defaults Upon Senior Securities

       Because the Company did not have sufficient "surplus" as defined in and computed in accordance with the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay dividends in the amount of $818,000, $1,042,000, $1,061,000, $1,061,000 and $1,081,000, due January 1,
1994, April 1, 1994, July 1, 1994, October 1, 1994 and January 1, 1995,
respectively, on its Series A Convertible Preferred Stock. As a result, as of March 31, 1995, approximately $5,063,000 in unpaid dividends had been added to the liquidation preference of the Series A Convertible Preferred Stock.
In addition, at March 31, 1995, $1,095,000 in accrued dividends payable had been recorded. On April 1, 1995, these upaid dividends were also added to the liquidation preference of the Series A Convertible Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             The Exhibits listed below are filed as part of this Report.

                                                             Sequentially
             Exhibit No.    Description of Exhibit           Numbered Page

             10.1           Release and Quitclaim Agreement        26
                            dated as of March 28, 1995 by
                            and among Carolco Pictures Inc.,
                            Carolco International Inc.,
                            Spiderman Productions Ltd., RCS
                            Video Services Antilles N.V. and
                            RCS Video International Services B.V.
                            Filed herewith.

             11.1           Computation of Loss per                37
                            Common Share

             27             Financial Data Schedule                38


            (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                      SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAROLCO PICTURES
INC.
                                         Registrant


Date: May 15, 1994                          /s/ Karen A. Taylor

                                            Karen A. Taylor,
                                            Senior Vice President and
                                            Acting Chief Financial Officer