Form 10-Q/A
period 1995-03-31
CAROLCO PICTURES INC
filed 1995-05-17
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                      Form 10-Q/A

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

The purpose of the 10-Q/A is to revise the date on the signature page for the 10-Q dated March 31, 1995.

                              SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CAROLCO PICTURES INC.
                                              Registrant



Date:  May 15, 1995                           /s/ Karen A. Taylor
                                              Senior Vice President and
                                              Acting Chief Financial Officer

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, the 10Q/A, to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CAROLCO PICTURES INC.
                                              Registrant


Date:  May 16, 1995                           /s/ Karen A. Taylor
                                              Senior Vice President
                                              Acting Chief Financial Officer