Form 10-Q
period 1995-06-30
CAROLCO PICTURES INC
filed 1995-08-18
CIK 801441

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


                      Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended June 30, 1995


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

The number of shares outstanding of registrant's Common Stock, $.01 par value, at August
15, 1995 was 140,015,109 shares, including 2,373,756 shares of treasury stock.

       CAROLCO PICTURES INC. AND SUBSIDIARIES






PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1994 and June
30,
        1995 (unaudited)

        Condensed Consolidated Statements of Operations - Three and six months ended June 30, 1994
        and 1995 (unaudited)

        Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1994 and 1995 (unaudited)

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                A S S E T S

                                                  December 31,  June 30,
                                                    1994          1995
                                                       (Unaudited)
                                                      (In Thousands)

Cash and cash equivalents. . . . . . .       $27,336          $15,052
Restricted cash. . . . . . . . . . . . . . .    --                303
Accounts receivable, net . . . . . . . . . . .13,835            5,414
Accounts receivable, related parties . . . . .   340              200
Film costs, less accumulated amortization
     (Notes B and C). . . . . . .             89,145          119,136
Property and equipment, at cost, less
 accumulated depreciation and amortization    17,413            5,056
Other assets . . . . . . . . . . . . . . . .   8,788            7,553
                                              ------          -------
  TOTAL ASSETS. . . . . . . . . . . . . .   $156,857         $152,714
                                            ========         ========

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES:
 Accounts payable and accrued liabilities . . $  21,194       $   10,040
 Accrued residuals and participations . . . . . .34,315           12,484
 Income taxes, current and deferred . . . . . . .15,000           15,472
 Debt (Notes B and E) . . . . . . . . . . . . . .93,855          124,946
 Advance collections on contracts . . . . . . . .15,047           13,534
 Notes and amounts payable, related parties
      (Note D)                                   41,967           44,900
                                                 ------           ------
     TOTAL LIABILITIES . . . . . . . . . . . .  221,378          221,376

COMMITMENTS AND CONTINGENCIES - (Note F)
STOCKHOLDERS' DEFICIENCY - (Notes F and G)
  Preferred stock - $1.00 par value,
  10,000,000 shares authorized:
    Series A Convertible Preferred Stock,
      120,000 shares authorized,
      82,500 shares issued and
      outstanding ($86,482,000 aggregate
      liquidation preference in 1994 and
      $88,658,000 aggregate liquidation
      preference in 1995). . . . . . .               88               90
  Common stock - $.01 par value, 650,000,000
    shares authorized, 140,015,109 shares issued
    and outstanding, including 2,373,756
    shares in treasury . . . . . . .              1,400            1,400
  Additional paid-in capital . . . . . . . . . .302,175          305,882
  Treasury stock . . . . . . . . . . . . . . .   (5,920)          (5,920)
  Accumulated deficit. . . . . . . . . . . .   (362,264)        (370,114)
                                               --------         ---------
       TOTAL STOCKHOLDERS' DEFICIENCY. . . . .  (64,521)         (68,662)
                                               --------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIENCY. . . .                $156,857         $152,714
                                               ========         ========


    See notes to condensed consolidated financial statements.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS



                                           Three Months ended     Six Months Ended
                                                June 30,             June 30,
                                          1994           1995     1994        1995

                                                          (Unaudited)
                                              (In Thousands, Except per Share Data)
Revenues:
Feature films  . . . . . . . . . . . . . $   9,779     $    7,287   $   30,058  $   13,065
Other income (Note H). . . . . . . . . .     1,255            956        3,979       1,700
                                         ---------     ----------   ----------  ----------
    TOTAL REVENUES. . . . . . . . . . . .   11,034          8,243       34,037      14,765

Costs and expenses:
Amortization of film costs, residuals
   and participations. . . . . . .          25,582          5,027       41,628      10,469
Selling, general and administrative. . . . . 4,223          3,369        9,024       6,886
Interest . . . . . . . . . . . . . . . . .   2,993          2,628        6,974       5,834
Other (Note I). . . . . . . . . . . . . . . . (620)         1,484         (161)      3,221
                                            ------          -----       -------     -------
  TOTAL COSTS AND EXPENSES. . . . . . . .   32,178         12,508       57,465      26,410
                                            ------         ------       ------      ------
  LOSS BEFORE BENEFIT FROM (PROVISION
    FOR)INCOME TAXES . . . . . . . . . . . (21,144)        (4,265)     (23,428)    (11,645)
Benefit from (provision for) income taxes.     (47)          (457)         206        (783)
                                           -------         -------     --------     -------
  LOSS BEFORE EXTRAORDINARY ITEM . . . . . (21,191)        (4,722)     (23,222)    (12,428)

Extraordinary gain on extinguishment of
    debt (Notes B and D) . . . . . . .         ---          4,642         ---         6,779
                                            ------          ------      --------    --------
   NET LOSS . . . . . . . . . . . . . . . $(21,191)         $ (80)    $(23,222)      (5,649)
                                          ========          ======    =========     ========


Per Common Share:
  Loss before extraordinary item. . .       $(0.16)        $(0.04)      $(0.18)      $(0.11)
  Income from extraordinary item. . . . .      ---           0.03         ---          0.05
                                         ---------         -------      -------      -------
  Net Loss. . . . . . . . . . . . .         $(0.16)       $( 0.01)      $(0.18)      $(0.06)
                                          =========       =======       =======      =======

Weighted average shares outstanding. .  137,687,728       137,687,728   137,687,728  137,687,728




       See notes to condensed consolidated financial statements.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            June 30,
                                                        1994        1995
                                                          (Unaudited)
                                                         (In Thousands)

Net cash flow from operating activities:
   NET CASH USED IN OPERATIONS. . .  . . . . . . . . $  (21,876)   $  (56,148)
Cash flow from investing activities:
   Purchase of property and equipment . . . . . . .        (346)          (34)
   Proceeds from sale of aircraft, net of costs . .       1,775            ---
                                                      ----------    ----------
    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES. .                            1,429           (34)
Cash flow from financing activities:
  Payments on debt . . . . . . . . . . . . . . .         (1,543)       (2,809)
  Proceeds of Production Loan . . . . . . . .              ---         44,938
  Increase (decrease) in notes payable to related
       parties . . . .                                     (403)        1,933
  Decrease in receivables from related parties . .          991           140
  (Increase) decrease in restricted cash . . . .          1,255          (303)
  Repurchase of Vista shares and Vista Partnership
       Units . . . . . .                                   (625)          ---
  Other. . . . . . . . . . . . . . . . . . . . .             (2)           (1)
                                                         ------        -------
   NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES. .                                   (327)       43,898
                                                         ------       ---------

   INCREASE (DECREASE) IN CASH . . . . . . . . . .      (20,774)      (12,284)
   Cash and cash equivalents at beginning of period . .  56,697        27,336
                                                         ------       -------
   Cash and cash equivalents at end of period . . . . . $35,923      $ 15,052
                                                        =======      ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest (net of amounts capitalized in
        1994 and 1995) . . . . . .                       $1,181        $4,305
                                                       ========       =======
   Income taxes . . . . . . . . . . . . . . . . . . .      $154          $328
                                                       ========       =======




       See notes to condensed consolidated financial statements.

                              (continued)

                CAROLCO PICTURES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS


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

   In May 1995, the Company and Le Studio Canal+ S.A. and its subsidiaries or affiliates ("Le Studio") entered into an agreement with Le Studio Canal+ (U.S.) ("Le Studio (U.S.)") and Cinepole Productions B.V.
("Cinepole"), subject to certain conditions, to settle certain disputes. (See Note D.) Pursuant to the settlement agreement, the Company recognized a benefit of $442,000 which has been recorded as additional paid-in capital.
This benefit reflects a $3,702,000 reduction in participations payable, representing amounts due to Le Studio (U.S.)
pursuant to various co-production agreements, offset by a $3,260,000 reduction in trade and other accounts receivable, representing amounts owed to the Company for, among other things, the license fees for distribution rights to certain of the Company's motion pictures and sales commissions for the motion picture Stargate.

Note A - Basis of Presentation and Significant Accounting Policies

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

     The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 1995 and the results of its operations for the three and six months ended June 30, 1994 and 1995. The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements for the year ended December 31, 1994 stating that such financial statements have been prepared assuming the Company will continue as a going concern and that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. See Note B.

     The results of operations for the period ended June 30, 1995 are not necessarily indicative of the
results to be expected for the year ending December 31, 1995.   Certain
reclassifications have been made
in the amounts for 1994 to conform to 1995 presentation. For further information, refer to the Consolidated
Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     At June 30, 1995, LDC Films, Inc. ("LDC"), an affiliate of Pioneer Electronic Corporation
("Pioneer"), Cinepole, and RCS International Communications N.V. ("RCS Communications"), owned approximately 33.7%, 19.0% and 11.6%, respectively, of the issued and outstanding Common Stock of the Company (excluding the New CIBV Shares (as defined above)). Until May 8, 1995, New Carolco
Investments B.V. ("New CIBV"), a corporation incorporated in The Netherlands, owned approximately
5.8% of the issued and outstanding Common Stock of the Company (the
"New CIBV Shares").  On May
8, 1995, New CIBV notified each of Pioneer, Le Studio and RCS Video International Services B.V.
("RCS"), an affiliate of RCS Communications, of the surrender of the New CIBV Shares in fulfillment of the obligations under promissory notes made by New CIBV in favor of such companies, which were secured by the New CIBV Shares. Mario F. Kassar, Chairman of the Board of Directors and Chief
Executive Officer of the Company has informed the Company that he no longer may be deemed to beneficially own the New CIBV Shares. In addition, Pioneer, Cinepole and MGM Holdings Corporation
("MGM Holdings") own 40,000, 12,500 and 30,000 shares, respectively, of Series A Convertible
Preferred Stock, not including accrued "in-kind" dividends. MGM Holdings also owns $32,299,000 in aggregate principal amount of 5% Payment-In-Kind Convertible Subordinated Notes due 2002 (the "5%
Notes"), not including accrued "in-kind" interest.

Significant Accounting Policies

     Net Loss Per Common Share: Net loss per share is based on the weighted average number of common shares outstanding during the period, after appropriate inclusion in net loss of payment-in-kind dividends of $1,061,000 and $1,106,000 for the three months ended June 30, 1994 and 1995, respectively, and payment-in-kind dividends of $2,106,000 and $2,201,000 for the six months ended June 30, 1994 and 1995, respectively. Common equivalent shares, consisting of outstanding stock options, warrants and the
Series A Convertible Preferred Stock, were excluded because the effect of their inclusion would be antidilutive. Other potentially dilutive securities, including the 5% Notes, were excluded because the effect of their inclusion would be antidilutive.

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

     Deferred taxes, relating to differences in accounting for film rights and the related amortization for financial statement and tax return purposes, as well as from financial statement reserves not currently deductible for tax purposes, have historically been determined by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and corresponding tax basis of assets and liabilities at the respective dates. Due to the reversal of prior book and tax differences, as of
June 30, 1995, Carolco's deferred tax liability has been virtually eliminated. However, due to the potential liability arising form the ongoing examination of Carolco's 1988 through 1993 federal income tax returns by the Internal Revenue Service ("IRS") and the 1988 and 1989 state income tax returns by the California
Franchise Tax Board ("FTB"), Carolco has not reduced the amount of its current and deferred income tax liability. See Note F for a discussion of these examinations.

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




Note B - Liquidity and Going Concern Issues

     Carolco currently has one motion picture in production: Cutthroat Island starring Geena Davis and
Matthew Modine and directed by Renny Harlin. Cutthroat Island completed principal photography in
March 1995 and is scheduled to be completed and available for release in the fourth quarter of 1995. The direct negative cost of Cutthroat Island is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with Cutthroat Island. On February 6, 1995, the limited partnership formed by Carolco to produce and distribute Cutthroat Island ("Cutthroat Productions L.P.")
satisfied the conditions necessary for it to draw funds under a production loan (the "Production Loan") provided by a group of 5 banks led by Berliner Bank AG (London Branch) and Credit Lyonnais Bank
Nederland N.V. ("CLBN"). The Production Loan provides for financing of up to $60,238,000, of which
CLBN is obligated to provide up to $10,072,000, in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. Based on current production cost estimates, the Company believes it will borrow less than the amount provided by the Production Loan. In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of Cutthroat Island.
In addition, through June 1995, $18,171,000 in proceeds from the Production Loan have been provided directly to Cutthroat Productions L.P. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan. In addition, in 1994 the Company received
$7,500,000 in co-production investments from Tele-Communications, Inc. ("TCI"), LSC+ Investments
Inc., a wholly owned subsidiary of Le Studio (U.S.), and RCS. These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately
$47,500,000.

     In August 1992, Carolco entered into an agreement with the Screen
Actors Guild, the Director's
Guild of America, the Writers' Guild of America and the Motion Picture Industry Pension and Health Plan
(collectively, the "Guilds") with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of June 30, 1995, the balance due the Guilds pursuant to a promissory note made in favor of the Guilds (the "Guild Note") was $7,610,000, including accrued interest at 3-month LIBOR plus 1% per annum. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional
$600,000 due on October 1, 1996.
The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

     In addition to the Guild Note, the Company has on-going obligations to the Guilds, the American
Federation of Musicians ("AFM") and the International Alliance of
Theatrical Stage Employees ("IATSE")
for amounts owed under similar collective bargaining agreements. In the first six months of 1995, the Company paid approximately $2,548,000 and $1,712,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994 and the first quarter of 1995, respectively. The Company estimates that its residual obligations for the second quarter of 1995 will be $683,000. The amount of residual obligations to be paid for future periods will be determined by the amount of cash receipts received by the Company. As long as the Guild Note is outstanding, the on-going obligations of Carolco under the collective bargaining agreements with the Guilds are secured by the same lien as the Guild Note.

     In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with entities from which the Company acquired distribution rights in various motion pictures, as well as agreements with motion picture talent (actors, directors, producers, writers) and co-production investors (collectively, the "Participants") whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At March 31, 1995, the Company had recorded a liability of approximately $24,599,000 in connection with various Participants' contingent compensation arrangements. In April 1995, the Company reached settlements with certain Participants, whereby each such Participant agreed to accept a portion of the amount due at December 31, 1994 in exchange for the release of all claims against the Company for current and future participation obligations, subject to certain adjustments under certain circumstances.
As a result of these settlement agreements, the Company recorded an extraordinary gain of $4,642,000 in the second quarter of 1995. Additional contingent compensation obligations due to other Participants will be recorded in future periods based on the film revenues recognized by the Company.

     Semi-annual interest of approximately $3,261,000 on the 11.5%/10% Reducing Rate Senior Notes
due 2000 (the "New Senior Notes") and the 13%/12% Reducing Rate Senior Subordinated Notes due 1999
(the "New Senior Subordinated Notes") is due on April 15 and October 15 of each year. On May 2, 1995, the Company paid approximately $3,279,000 representing semi-annual interest due on the New Senior
Notes and New Senior Subordinated Notes.  Such interest payments were made prior to the end of the 30-day grace period provided in the indentures
governing such  issues of indebtedness.   Semi-annual interest
of approximately $224,000 on the 13% Senior Subordinated Notes due 1996 is due on June 1 and December 1 of each year. The Company paid such semi-annual interest on May 31, 1995.

     LDC, Cinepole and RCS own $10,000,000, $7,500,000 and $1,500,000 in
7% Convertible
Subordinated Notes due 2006 (the "7% Notes"), respectively. Interest on the 7% Notes is payable semi-annually on June 30 and December 30. On July
28, 1995, the holders of the 7% Notes agreed to defer the payment of the June 30, 1995 interest payment to December 30, 1995.

Going Concern Issues

     CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under a credit facility with CLBN acting as agent and lender (the "Existing Carolco Credit Facility") as of the date hereof. The maturity date of the loan under the Existing Carolco Credit Facility, which is secured by substantially all of Carolco's assets, is September 29, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the Existing Carolco
Credit Facility. The Company has begun discussions with CLBN with respect to a restructuring or extension of all or a part of the Existing Carolco Credit Facility. There can be no assurances, however, that such a restructuring or extension will be successfully negotiated. In the event the entire amount of the Existing Carolco Credit Facility becomes due and payable on September 29,
1995, the Company may not
have sufficient resources to pay such obligation and may be unable to continue as a going concern.

     As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and anticipates that it will continue to experience losses through the remainder of
1995. During the next 12 months, notwithstanding a restructuring or extension of the Existing Carolco
Credit Facility, the Company will not have sufficient cash resources and existing financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which may allow it to continue to operate as a going concern.

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

     If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. The consolidated financial statements as of and for the six months ended June 30, 1995 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

Note C - Film Costs

                                          December 31,        June 30,
                                             1994              1995
                                                  (Unaudited)
                                                 (In Thousands)

Film costs are comprised of the
  following:
Released, less amortization. . . . . . . . $   20,925       $  15,607
In process and development . . . . . . . . . . 68,220         103,529
                                           ----------       ---------
     Total film costs . . . . . . . . . .    $ 89,145        $119,136
                                           =========        =========



    Interest and production overhead capitalized to film costs during the six months ended June 30,
1995 totaled $971,000 and $1,616,000, respectively. Interest and production overhead capitalized to film costs during the six months ended June 30, 1994 totaled $612,000 and $2,590,000 respectively.



Note D - Related Party Transactions

    LDC, Cinepole and RCS own $10,000,000, $7,500,000 and $1,500,000 in
7% Notes,
respectively. Interest on the 7% Notes is payable semi-annually on June 30 and December 30. On July
28, 1995, the holders of the 7% Notes agreed to defer the payment of the June 30, 1995 interest payment to December 30, 1995.

MGM:

    In 1993, MGM Holdings purchased from the Company $30,000,000 in aggregate principal amount of 5% Notes in exchange for $30,000,000. The $30,000,000 in principal amount of 5% Notes will mature in October 2002 and bears interest at 5% per annum, payable quarterly. Consistent with the treatment of
MGM Holdings as a "principal shareholder," the Company recorded the 5%
Notes in Notes and Amounts
Payable, Related Parties, at its present value of $21,361,000 to yield a fair market interest rate of 10%.
The discount of $8,639,000 was recorded as an increase to equity.  The
Company will recognize additional
interest expense of approximately $960,000 per year related to the amortization of this discount. Interest accruing on or prior to the fifth anniversary of the date of issuance may be paid in cash or by payment in-kind of additional 5% Notes with a principal amount equal to the amount of such interest, or a combination thereof, at the election of the Company. Thereafter, interest shall be paid in cash. Through June 30, 1995, interest of approximately $2,299,000 has been paid in additional 5% Notes and interest of approximately
$336,000 has been accrued. The 5% Notes, and any accrued and unpaid interest thereon, will automatically be converted into Common Stock of the Company on the 20th business day following the date on which Metro-Goldwyn-Mayer Inc. ("MGM") shall have received an aggregate of $100,000,000 in distribution fees under MGM's distribution agreement with the Company
(the "MGM Distribution
Agreement"). This conversion rate will be equal to 1,667 shares of Common Stock for each $1,000 principal amount of 5% Notes and each $1,000 of accrued and unpaid interest, subject to certain adjustments. Alternatively, the 5% Notes may be converted into Common
Stock of the Company at the
aforementioned conversion rate (subject to certain adjustments,) effective on the maturity date (October
2002) or upon certain defaults under the indenture governing the 5% Notes;
or in the event that the
Company (i) declares a dividend on its Common Stock in excess of $.05 per share, (ii) offers to redeem or repurchase Common Stock, (iii) merges or consolidates, unless the Company is the surviving corporation, or (iv) undertakes to sell all or substantially all its assets.
As of
June 30, 1995, approximately
53,842,000 shares of Common Stock of the Company would be issued upon conversion of the 5% Notes.

    In connection with the production of Cutthroat Island, CLBN, an affiliate of MGM, was one of the lead lenders providing the Production Loan. See Note B. In addition, MGM has agreed to distribute
Cutthroat Island domestically and internationally pursuant to the MGM Distribution Agreement.

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

    Pursuant to an agreement between Carolco and RCS, in April 1995
Carolco paid RCS $4,000,000
and RCS quitclaimed to Carolco all of its ownership and other interest in the motion picture development project discussed above and also waived all claims relating to Chaplin. As a result, in the second quarter of 1995, the Company recorded a benefit of $1,065,000 relating to the Chaplin claims. This amount has been recorded as a capital contribution.

Le Studio:

    Over a period of years, Le Studio (and its affiliates and subsidiaries) and the Company have entered into various arrangements with respect to the production, distribution and exploitation of motion pictures and other matters. Certain claims and disputes arose with respect to these arrangements. Among other things, the Company claimed that license fees for the distribution rights to certain of the Company's films in French-speaking territories, as well as sales commissions for the motion picture Stargate, were owed by Le Studio to the Company. Le Studio claimed that amounts were owed by the Company to Le Studio relating to, among other things, (i) Le Studio's participating investments in certain of the Company's motion pictures (the "Co-Production Agreements"), (ii) alleged performance guarantees with respect to the motion picture Chaplin, (iii) the obligation to reimburse legal fees incurred in connection with the 1992 financial restructuring of the Company, and (iv) the participation of Le
Studio in the film project
Spiderman. In May 1995, the Company and Le Studio entered into an agreement, subject to certain conditions, to settle these disputes. Pursuant to the settlement agreement, the Company recognized a benefit of $442,000, which has been included in additional paid-in capital.
This benefit resulted from a
reduction in participations payable of $3,702,000, representing amounts due to Le Studio pursuant to the Co-Production Agreements, offset by a reduction in trade and other accounts receivable of $3,260,000 representing amounts owed to the Company by Le Studio for, among other things, the license fees for distribution rights to certain of the Company's motion pictures and sales commissions for the motion picture Stargate. In addition, Le Studio has released the Company from any future obligations arising from the Co-Production Agreements and Le Studio has agreed to pay Carolco
$600,000 in commissions to the
motion picture Stargate.


Other:

    Pursuant to a series of agreements (collectively, the "Domestic Video Output Agreement"), the
Company granted to LIVE Home Video Inc. ("LHV"), a subsidiary of LIVE Entertainment Inc. ("LIVE"), a former subsidiary of the Company, domestic home video rights to the Company's feature films (except
Cliffhanger and Iron Eagle III) on which principal photography commenced prior to July 31, 1995 or for which LHV has paid an advance to the Company prior to such date.
Canadian home video rights were not
granted to LHV in the case of several films produced by the Company. In consideration for the rights granted by the Company, LHV agreed to pay the Company certain advances for each picture.

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

    In January 1995, in order to settle disputes between them with respect to the United States and
Canadian video distribution rights to the film Cutthroat Island, LIVE and the Company agreed that
Cutthroat Island would not be subject to the Domestic Video Output
Agreement or the German Output
Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to Cutthroat
Island in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement, whereby
LIVE would no longer have
certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, the Company paid $3,500,000 to LIVE against accrued liabilities of approximately $5,600,000 and recognized an extraordinary gain of approximately $2,137,000.

    On January 1, 1995, the Company retained Daniels & Associates
("Daniels") and Jefferson Capital
Group ("Jefferson") to act as the Company's non-exclusive financial advisors and agents of the Company to assist the Company in locating capital sources, to market for sale substantially all of the Company's film library rights, to make recommendations with respect to any transactions which may result and to consider a possible restructuring of the Company's capital structure. Michael E. Garstin, a principal in Daniels, is a member of Carolco's Board of Directors. In consideration of the services to be provided by Daniels and Jefferson, Carolco agreed to pay $1,800,000 payable over twelve months at the rate of $150,000 per month. Carolco is required to make a minimum of six monthly payments under the agreement, with 60% of all fees paid to Daniels and 40% paid to Jefferson. In addition, Carolco agreed to pay all reasonable out-of-pocket expenses incurred by Daniels and Jefferson up to $100,000. During the six months ended June
30, 1995, the Company paid $550,000 to Daniels and $384,000 to Jefferson.

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

    In connection with the motion picture Cutthroat Island, through June 30, 1995, the Production
Loan provided motion picture financing of approximately $44,938,000, including approximately
$1,736,000 in loan costs and fees. The Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. Based on current production cost estimates, the Company believes it will borrow less than the amount provided by the Production Loan. The Production Loan bears interest at LIBOR, plus 2 % per annum and is payable on the earlier of (i) March 1, 1997 or (ii) fifteen months following the initial United
States theatrical release of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan.

    CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under the Existing Carolco Credit Facility as of the date hereof. The maturity date of the loan under the Existing
Carolco Credit Facility, which is secured by substantially all of Carolco's assets, is September 29, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the Existing Carolco Credit Facility. The Company has begun discussions with CLBN with respect to a restructuring or extension of all or a part of the Existing Carolco Credit Facility. There can be no assurances, however, that such a restructuring or extension will be successfully negotiated. In the event the entire amount of the Existing Carolco Credit Facility becomes due and payable on September
29, 1995, the Company may not have sufficient resources to pay such obligation and may be unable to continue to operate as a going concern.

Note F - Commitments and Contingencies

    As of June 30, 1995, the Company has received approximately $937,000 in deposits on canceled licensing agreements and on certain films which the Company may not produce. Historically, the Company has been able to allocate advances of this nature to other pictures being produced by the Company which contain elements similar to the original film. However as a result of reduced production commitments, the
Company may be required to return these deposits.

    In June 1993, the Company entered into a non-exclusive consulting agreement with Anthony J.
Scotti, Chairman of the Company's former subsidiary/affiliate, LIVE, and Chairman and Chief Executive
Officer of All American Communications, an unaffiliated company, for the period commencing immediately after the Company's October 1993 restructuring and ending twelve months thereafter. This agreement was extended to June 30, 1995 under the same terms and conditions as the original consulting agreement. Pursuant to the agreement, Mr. Scotti consulted with management of the Company with respect to the operation of the Company's business and such other matters as may have been agreed upon between the Company and Mr. Scotti. In consideration for the services provided by Mr. Scotti, the
Company paid Mr. Scotti $40,000 per month plus reimbursement of all expenses incurred by Mr. Scotti in connection with the services provided by him under the agreement. Mr.
Scotti was entitled to participate
in any and all of the Company's employee stock option plans during the term of the agreement, and was granted options to purchase shares of the Company's Common Stock (the terms and number of options to be negotiated in the future) at an exercise price per share equal to 1.25 times the market value of the
Common Stock at the date of commencement of the consulting period. In addition, Mr. Scotti was indemnified from certain liabilities in connection with the performance of his duties under the agreement.
During the six months ended June 30, 1995, the Company paid $240,000 to Mr. Scotti for his services under this agreement. This agreement was not renewed at June 30, 1995.

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

    On March 6, 1995, the court granted the motion of Carolco, CII, SPL and RCS NV for summary adjudication on 21st's and Golan's cause of action for an injunction, thereby dismissing those parties' claims for an injunction. The time for 21st and Golan to seek review of that order by the Court of Appeal has not yet expired.

    MGM, an indirect subsidiary of MGM Holdings, has filed a declaratory relief action seeking declarations that certain named defendants do not have rights in Spiderman. The named defendants do not include Carolco.

    A hearing originally set for May 25, 1995, in the U.S. Bankruptcy Court, Central District of
California, has been continued from time to time and is now scheduled for August 17, 1995, to consider the motion of the Chapter 11 Trustee for 21st to sell all of the rights and interest of 21st in the Spiderman motion picture project to a designee of CLBN for $2,000,000 plus 10% of all proceeds realized by CLBN or its designee from the sale of such rights in excess of $2,000,000. According to the Notice of Hearing filed with the Bankruptcy Court by the Chapter 11 Trustee for 21st, CLBN has a secured claim in the 21st bankruptcy estate estimated to be $18,000,000.

 Class Action Litigation:

    On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central
District of California, by alleged stockholders of LIVE against Carolco, LIVE and certain of Carolco's and LIVE's past and present executive officers and directors. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act") and
Rule 10b-5 promulgated thereunder (i) by concealing the true value of certain of Carolco's and LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in Carolco's and
LIVE's Forms 10-K for the year ended December 31, 1990, in their 1990
Annual Reports and in their
Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and
(ii) by materially understating
the true extent of the write-off of goodwill in connection with the sale of Lieberman Enterprises
Incorporated to Handleman Company in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of
LIVE against the same persons and entities who were defendants in the original action, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further in April 1992, an amended complaint was filed in the consolidated action, (the
"Amended Complaint"). The Amended Complaint contains substantially the same allegations as the three original complaints. In addition, the Amended Complaint lengthened the alleged class period and added as defendants certain substantial shareholders (New CIBV, Pioneer LDCA, Inc., an affiliate of Pioneer, and Le Studio), directors and former directors of Carolco (Messrs. Frans
Afman, Rene Bonnell, Satoshi
Matsumoto, and Ryuichi Noda) and a lender to Carolco. In addition to the claims asserted in the individual actions, a claim for respondeat superior liability was added. On June 17, 1992, the U.S. District Court,
Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On or about January 27, 1993, a second amended complaint was filed in the consolidated action expanding the allegations against certain directors, CLBN and Pioneer
LDCA, Inc. On April 19, 1993, the Court granted Pioneer's Motion to
Dismiss the second amended
complaint as against Pioneer.

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

    On December 29, 1994, the plaintiffs filed an action in the United States District Court for the
Central District of California that is virtually identical to their state court action. The named defendants are identical, as are the claims alleged, with the exception that the federal action includes a federal copyright infringement claim and an accompanying accounting claim, and does not include a purported common law copyright infringement claim. The complaint in that case was served on Carolco and France on April 22, 1995. The complaint was served on Cliffhanger B.V. on or about June 4, 1995. On July 31,
1995, the Carolco Entities and France filed a motion to dismiss all claims set forth in the complaint other than the contract claims. The motion is scheduled to be heard by the Court on September 11, 1995. An early meeting of counsel was held on August 11, 1995, at which time the parties engaged in a preliminary exchange of documents and discussed a tentative discovery schedule. A trial date will be set by the court on or about August 28, 1995.

TriStar Arbitration:

    On March 22, 1995 Carolco delivered a demand to TriStar Pictures, Inc. ("TriStar") under the
Commercial Arbitration Rules of the American Arbitration Association for arbitration of various claims by Carolco against TriStar arising out of TriStar's distribution of certain of Carolco's motion pictures in various territories and media. The motion pictures include Basic Instinct, Cliffhanger, Terminator 2:
Judgment Day, Total Recall and Universal Soldier and certain other titles. In general, Carolco has claimed that TriStar has not paid all of the amounts due to Carolco pursuant to those agreements under which
TriStar distributed these films theatrically in the United States and Canada and in various media in certain foreign territories. Because TriStar has not permitted Carolco's auditors to complete the audit of TriStar's books and records as they relate to the Carolco films distributed by TriStar, Carolco is not able to specify the amount of these claims.


    On April 17, 1995, TriStar filed with the American Arbitration
Association its Answering
Statement and Counterclaim which, in general, denied all of Carolco's claims and made certain
counterclaims against Carolco. In its counterclaim, TriStar alleged that by entering into a new foreign distribution agreement with MGM, Carolco breached a May 1990 agreement between Carolco and TriStar
under which Carolco granted to TriStar a right of first negotiation/first refusal for Carolco's future films
in certain territories.   TriStar's counterclaim seeks substantial lost profits,
which are to be proved at the
arbitration proceeding, or in the alternative an order (i) directing that Carolco specifically perform its obligations under the May 1990 Agreement, (ii) enjoining any performance by Carolco of the purported
MGM Agreement and (iii) imposing a constructive trust upon and requiring
Carolco to account for and pay
to TriStar the amounts by which Carolco and MGM have been unjustly enriched by virtue of Carolco's breach of the May 1990 agreement. Carolco believes that TriStar's counterclaim is without merit.

    Discovery has commenced in the action, but the date for the formal arbitration has not been set.

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

Tax Matters:

    The Company's tax position for prior taxable years may be adversely affected by an audit presently being conducted by the Internal Revenue Service ("IRS") for the Company's
1988 through 1993 federal
income tax returns. In addition, the California Franchise Tax Board ("FTB") is conducting an examination of the Company's 1988 and 1989 State income tax returns. The Company has received notices from the
IRS regarding proposed adjustments ("Proposed Adjustments") to the Company's income tax returns for the 1988, 1989 and 1990 taxable years. As of June 30, 1995, the Company has responded or is in the process of preparing responses to all of the Proposed Adjustments by supplying the IRS with additional facts and technical analyses which will be considered by the IRS before it makes a decision whether to propose to assess deficiencies attributable to the Proposed Adjustments. It is anticipated that the IRS will issue additional proposed adjustments.

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

    The Company believes that a number of the Proposed Adjustments are without merit. Because the examination is at an early stage, and because many of the issues dealt with in the Proposed Adjustments are highly complex and unresolved under the current state of the law, the Company cannot predict with any reasonable degree of accuracy the actual tax liabilities that may result from the IRS and FTB examinations. The Company believes its current and non-current deferred income tax liability as of June
30, 1995 is adequate to cover any potential tax liability from such examinations. However, the ultimate tax liability may be substantially higher or lower.

Note G - Stockholders' Deficiency

    In October 1993, Pioneer, Cinepole and MGM Holdings purchased from the Company 40,000,
12,500 and 30,000 shares, respectively, of Series A Convertible Preferred Stock ("New Preferred"), in exchange for cash payments of $40,000,000, $12,500,000 and $30,000,000, respectively.  The New
Preferred bears an annual dividend rate of 5%. Cumulative dividends are payable when and if declared by the Company's Board of Directors, either (a) out of any funds legally available therefore, or (b) for the first five years after issuance, to the extent legally available therefore, in additional shares of New Preferred equal to 1.25% multiplied by the liquidation preference of the New Preferred on the first day of the next succeeding quarterly dividend period. Through June 30, 1995, approximately $6,158,000 in dividends had been accrued, thereby increasing the aggregate liquidation preference of the New Preferred to
$88,658,000. In addition, dividends of $1,106,000 payable on July 1, 1995 were accrued. However, since the Company did not have sufficient "surplus" as defined in the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay such dividends.
Each share of New Preferred
is convertible at the option of the holder into Common Stock of the Company at $.60 per share. As of June
30, 1995, 147,763,000 shares of Common Stock of the Company would be issuable upon conversion of the New Preferred. Holders of the New Preferred are entitled to the same voting rights as such holders would be entitled to if they had converted their New Preferred to Common Stock. The holders of the New
Preferred are also be entitled to vote as a class on certain matters.

    During the three months ended June 30, 1995, additional paid-in capital was increased by
$1,507,000. This amount consists of $1,065,000 relating to a settlement agreement with RCS and
$442,000 relating to a settlement agreement with Le Studio. See Note D for further discussions of these settlement agreements.



Note H - Other Income

    Other income in 1994 includes revenues from the operations of the Company's film studio in
North Carolina ("Carolco Studios"), interest income, rental income and a gain of $1,275,000 recognized upon the sale of the Company's aircraft. Other income in 1994 also includes producers fees of approximately $500,000 related to the motion picture Stargate, paid to the Company pursuant to an agreement entered into with Hexagon Films (U.S.), an indirect, wholly-owned subsidiary of Le Studio.
Other income for the first six months of 1995 includes interest income, rental income and producers fees related to the motion picture Last of the Dogmen, paid to the Company pursuant to an agreement entered into with Last of the Dogmen, Inc.

Note I - Other Expenses

    Other expenses for the three and six months ended June 30, 1995 consist primarily of costs incurred by the Company in connection with the proposed plan for a financial restructuring discussed in
Note B, including fees paid to financial advisors, legal fees, severance payments and other costs. Other expenses for the three and six months ended June 30, 1994 consist of costs incurred by the Company in connection with the financial restructuring that was consummated in October 1993, offset by the reversal of certain expenses accrued in 1993 in excess of the actual expenses.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    Carolco is an entertainment company which finances, produces and leases motion pictures for exhibition in domestic and foreign theatrical markets and for later worldwide release in other media including home video and pay and free television. In 1994 and through June 30, 1995, Carolco had no theatrical releases. Feature film revenues are derived primarily from the distribution of feature films in both domestic and foreign markets. The Company recognizes minimum guaranteed amounts from theatrical exhibition and revenues from home video and pay television license agreements when the license period begins for each motion picture and such motion pictures are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts ("overages") are recognized as they are reported by the distributor.

Results of Operation

Six Months Ended June 30, 1994 as Compared to Six Months Ended June
30, 1995

    Feature film revenues decreased from $30,058,000 for the six months ended June 30, 1994 to
$13,065,000 for the six months ended June 30, 1995. This represents a decrease of $16,993,000, or approximately 56.5%. The Company had no theatrical releases during the first six months of 1995 or the first six months of 1994. Therefore, revenues for both periods principally represent license fees from theatrical overages and exploitation in secondary markets (i.e. pay television, video, free television, etc.)
of films released theatrically in prior years. Feature film revenues for the six months ended June 30, 1995 include approximately $1,457,000 in foreign theatrical and video overages related to the 1992 theatrical release of Basic Instinct; approximately $1,750,000 from the foreign free television availability of Chaplin released theatrically in 1992; approximately $2,327,000 in foreign theatrical and video overages related to the 1991 theatrical release of Terminator 2: Judgment Day; and approximately $2,003,000 in foreign theatrical and video overages related to the 1992 theatrical release of Universal Soldier. Feature film revenues for the six months ended June 30, 1994 include approximately
$8,250,000 from the domestic
network television availability and $5,233,000 from foreign theatrical and video overages of Terminator
2: Judgment Day; $2,984,000 from the domestic syndication television availability of Rambo III, released theatrically in 1988; $1,274,000 from the domestic and foreign pay television availability of Chaplin;
$901,000 from the foreign free television availability of Total Recall, released theatrically in 1990; and
$512,000 and $930,000, respectively, from the foreign pay television availability and foreign theatrical overages related to the motion picture Universal Soldier.

    Amortization of film costs, residuals and participations decreased by $31,159,000, or 74.9%, from
$41,628,000 for the six months ended June 30, 1994 to $10,469,000 for the comparable period in 1995.
Amortization of film costs, residuals and participations, as a percentage of the Company's feature film revenues, decreased to 80.1% for the six months ended June 30, 1995 from 138.5% for the six months ended June 30, 1994. This decrease is due principally to the fact that in 1994 the Company recorded additional amortization of film costs of $13,000,000 related to the abandonment of the motion picture project Crusade. In 1995, the Company recorded additional amortization of $2,181,000 as a result of the abandonment of certain development projects.

    Selling general and administrative ("SG&A") expenses (which caption also includes production overhead costs), before capitalization of production overhead to film costs, decreased by $2,138,000 during the six months ended June 30, 1995 as compared to the six months ended
June 30, 1994.  In 1995, the
Company capitalized approximately $1,616,000 of production overhead to film costs and in 1994, the Company capitalized $2,590,000 of production overhead to film costs. The amounts for 1995 represent a reduction in SG&A expenses of $3,112,000 as a result of reductions in the Company's work force and the downsizing of the operations of the Company.

    Interest expense decreased by $1,140,000, or 16.4%, from $6,974,000 during the six months ended June 30, 1994 to $5,834,000 during the six months ended June 30, 1995. This decrease is the result of lower debt levels in 1995, combined with the capitalization of $971,000 of interest expense to film costs in the six months ended June 30, 1995, as compared to $612,000 in the six months ended June 30, 1994.

    Other expenses for the six months ended June 30, 1995 consist primarily of costs incurred by the
Company in connection with the proposed plan for a financial restructuring discussed in Note B, including fees paid to financial advisors, legal fees, severance payments and other costs. Other expenses for the six months ended June 30, 1994 consist of costs incurred by the Company in connection with the financial restructuring that was consummated in October 1993, offset by the reversal of certain expenses accrued in 1993 in excess of the actual expenses.

    On February 3, 1994, the Company sold its aircraft for $1,925,000 and the remaining loan balance of $900,000, including accrued interest, was paid in full. The Company recognized a gain, which is included in other income, of $1,275,000 as a result of the sale of the aircraft.

    The Company incurred a consolidated net loss for the six months ended
June 30, 1994 of
$23,222,000. The Company incurred a consolidated net loss for the six months ended June 30, 1995 of $5,649,000. This amount includes an extraordinary gain of $4,642,000 relating to settlement agreements entered into with certain Participants (see Note B) and $2,137,000 relating to certain agreements entered into with LIVE (see Note D). At June 30, 1995, the Company had a deficiency in assets of $68,662,000.

Three Months Ended June 30, 1994 as Compared to Three Months Ended
June 30,1995

    Feature film revenues decreased from $9,779,000 for the three months ended June 30, 1994 to
$7,287,000 for the three months ended June 30, 1995. This represents a decrease of $2,492,000, or approximately 25.5%. The Company had no theatrical releases during the three months ended June 30,
1995 or 1994. Therefore, revenues for both periods principally represent license fees from theatrical overages and exploitation in secondary markets (i.e. pay television, video, free television, etc.) of films released theatrically in prior years. Feature film revenues for the three months ended June 30, 1995 include approximately $366,000 in foreign theatrical and video overages related to the 1992 theatrical release of
Basic Instinct; approximately $1,750,000 from the foreign free television availability of Chaplin; and approximately $1,605,000 in foreign theatrical and video overages related to Terminator 2: Judgment Day.
Feature film revenues for the three months ended June 30, 1994 include approximately $5,233,000 from foreign theatrical and video overages of Terminator 2: Judgment Day;
$607,000 from the domestic and
foreign pay television availability of Chaplin; $726,000 from the foreign free television availability of Total
Recall, released theatrically in 1990; and $736,000 from the foreign pay television availability and foreign theatrical overages related to the motion picture Universal Soldier.

    Amortization of film costs, residuals and participations decreased by $20,555,000, or 80.3%, from
$25,582,000 for the three months ended June 30, 1994 to $5,027,000 for the comparable period in 1995.
Amortization of film costs, residuals and participations, as a percentage of the Company's feature film revenues, decreased to 69.0% for the three months ended June 30, 1995 from 261.6% for the three months ended June 30, 1994. This decrease is due principally to the fact that in 1994 the Company recorded additional amortization of film costs of $13,000,000 related to the abandonment of the motion picture project Crusade. In 1995, the Company recorded additional amortization of $889,000 as a result of the abandonment of certain development projects.

    Selling general and administrative ("SG&A") expenses (which caption also includes production overhead costs), before capitalization of production overhead to film costs, decreased by $854,000 during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. In 1995, the
Company capitalized approximately $704,000 of production overhead to film costs and in 1994, the Company capitalized $1,757,000 of production overhead to film costs. The amounts for 1995 represent a reduction in SG&A expenses of $1,907,000 as a result of reductions in the Company's work force and the downsizing of the operations of the Company.

    Other expenses for the three months ended June 30, 1995 consist primarily of costs incurred by the Company in connection with the proposed plan for a financial restructuring discussed in Note B, including fees paid to financial advisors, legal fees, severance payments and other costs. Other expenses for the three months ended June 30, 1994 consist of costs incurred by the Company in connection with the financial restructuring that was consummated in October 1993, offset by the reversal of certain expenses accrued in 1993 in excess of the actual expenses.

    Interest expense decreased by $365,000, or 12.2%, from $2,993,000 during the three months ended June 30, 1994 to $2,628,000 during the three months ended June 30, 1995. This decrease is the result of lower debt levels in 1995, combined with the capitalization of $674,000 of interest expense to film costs in the three months ended June 30, 1995, as compared to $456,000 in the three months ended June
30, 1994.

    The Company incurred a consolidated net loss for the three months ended June 30, 1994 of
$21,191,000. The Company incurred a consolidated net loss for the three months ended June 30, 1995 of $80,000. This amount includes an extraordinary gain of $4,642,000 relating to settlement agreements entered into with certain Participants (see Note B). At June 30, 1995, the Company had a deficiency in assets of $68,662,000.

Liquidity and Capital Resources

    Carolco currently has one motion picture in production: Cutthroat Island starring Geena Davis and
Matthew Modine and directed by Renny Harlin. Cutthroat Island completed principal photography in
March 1995 and is scheduled to be completed and available for release in the fourth quarter of 1995. The direct negative cost of Cutthroat Island is expected to be in excess of $80,000,000. Carolco has completed certain financing arrangements in connection with Cutthroat Island. On February 6, 1995, Cutthroat
Productions L.P. satisfied the conditions necessary for it to draw funds under the Production Loan. The
Production Loan provides for financing of up to $60,238,000 in direct negative costs, including completion bond fees, certain contingencies and other financing related expenses. Based on current production cost estimates, the Company believes it will borrow less than the amount provided by the Production Loan.
In February and March 1995, Carolco received approximately $25,031,000 in proceeds from the
Production Loan, representing reimbursement of a portion of the approximately $80,007,000, including capitalized interest and overhead, Carolco had spent in 1994 and 1995 to develop and begin production of
Cutthroat Island. In addition, through June 1995, $18,171,000 in proceeds from the Production Loan have been provided directly to Cutthroat Productions L.P. The Production Loan is collateralized by certain pre-sales of foreign and domestic licensing rights of Cutthroat Island. Initial proceeds from the distribution of Cutthroat Island will be used exclusively to repay the Production Loan.
In addition, in 1994 the
Company received $7,500,000 in co-production investments from TCI, LSC+ Investments Inc., and RCS.
These funds, together with the proceeds of the Production Loan, reduced Carolco's contribution to the negative cost of the film to approximately $47,500,000.

    In August 1992, Carolco entered into an agreement with the Guilds with respect to amounts owed to the Guilds under certain collective bargaining agreements. As of June 30, 1995, the balance due the
Guilds pursuant to the Guild Note was $7,610,000, including accrued interest at 3-month LIBOR plus 1% per annum. The balance of the Guild Note is due in two remaining installments of $3,000,000 each, plus interest, on October 1, 1995 and October 1, 1996, with an additional
$600,000 due on October 1, 1996.
The Guild Note is secured by a lien on substantially all of the Company's assets, which lien is subordinated to the Existing Carolco Credit Facility.

    In addition to the Guild Note, the Company has on-going obligations to the Guilds, the AFM and
IATSE for amounts owed under similar collective bargaining agreements. In the first six months of 1995, the Company paid approximately $2,548,000 and $1,712,000 to the Guilds, AFM and IATSE representing residual obligations arising from cash received by the Company in the fourth quarter of 1994 and the first quarter of 1995, respectively. The Company estimates that its residual obligations for the second quarter of 1995 will be $683,000. The amount of residual obligations to be paid for future periods will be determined by the amount of cash receipts received by the Company. As long as the Guild Note is outstanding, the on-going obligations of Carolco under collective bargaining agreements with the Guilds are secured by the same lien as the Guild Note.

    In connection with the production of its motion pictures, the Company entered into certain contingent compensation agreements with Participants whereby the Company is obligated to pay to the Participants a share of the Company's receipts from the distribution of its released motion pictures. At
March 31, 1995, the Company had recorded a liability of approximately $24,599,000 in connection with various Participants' contingent compensation arrangements. In April 1995, the Company reached settlements with certain Participants, whereby each such Participant agreed to accept a portion of the amount due at December 31, 1994 in exchange for the release of all claims against the Company for current and future participation obligations, subject to certain adjustments under certain circumstances.
As a result of these settlement agreements, the Company recorded an extraordinary gain of $4,642,000 in the second quarter of 1995. Additional contingent compensation obligations due to other Participants will be recorded in future periods based on the film revenues recognized by the Company.

    Semi-annual interest of approximately $3,261,000 on the New Senior Notes and the New Senior
Subordinated Notes is due on April 15 and October 15 of each year. On May 2, 1995, the Company paid approximately $3,279,000 representing the semi-annual interest due on the New Senior Notes and New
Senior Subordinated Notes. Such interest payments were made prior to the end of the 30-day grace period provided in the indentures governing such issues of indebtedness. Semi-annual interest of approximately
$224,000 on the 13% Notes is due on June 1 and December 1 of each year. The Company paid such semi-annual interest on May 31, 1995.

    LDC, Cinepole and RCS own $10,000,000, $7,500,000 and $1,500,000 in
7% Notes, respectively.
Interest on the 7% Notes is payable semi-annually on June 30 and December
30. On July 28, 1995, the
holders of the 7% Notes agreed to defer the payment of the June 30, 1995 interest payment to December
30, 1995.

    Pursuant to certain distribution agreements with TriStar, certain payments were due to the
Company or its affiliates from TriStar at December 31, 1994. In February and March of 1995, TriStar paid approximately $14,147,000 pursuant to these distribution agreements.
See Note F regarding pending
litigation with TriStar.

    A portion of the amounts paid by TriStar related to the distribution of Cliffhanger, which was produced through a less-than-50%-owned joint venture with Pioneer, Cinepole and RCS. Pursuant to the terms of the agreements between the Company, Pioneer, Cinepole and RCS, the Company is entitled to receive a portion of the funds related to the distribution of Cliffhanger. As of August 15, 1995, the
Company had received $2,415,000 pursuant to these agreements.

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

    In January 1995, in order to settle disputes between them with respect to the United States and
Canadian video distribution rights to the film Cutthroat Island, LIVE and the Company agreed that
Cutthroat Island would not be subject to the Domestic Video Output
Agreement or the German Output
Agreement. Pursuant to a separate agreement, LIVE obtained the video distribution rights to Cutthroat
Island in the United States and Canada for a video advance to be paid by LIVE. In addition, LIVE agreed to certain amendments to the Domestic Video Output Agreement, whereby
LIVE would no longer have
certain rights of offset between prior films distributed pursuant to such agreement. In exchange for the aforementioned arrangements and resolution, the Company paid $3,500,000 to LIVE against accrued liabilities of approximately $5,600,000 and recognized an extraordinary gain of approximately $2,137,000.

Going Concern Issues

    CII, with Carolco as principal guarantor, has $14,000,000 in principal amount outstanding under the Existing Carolco Credit Facility as of the date hereof. The maturity date of the loan under the Existing
Carolco Credit Facility, which is secured by substantially all of Carolco's assets, is September 29, 1995, provided certain events of default do not occur. CLBN has agreed to remit to CII all collections from accounts receivable pledged to CLBN, so long as certain defaults do not occur. No amounts are available for borrowing under the Existing Carolco Credit Facility. The Company has begun discussions with CLBN with respect to a restructuring or extension of all or a part of the Existing Carolco Credit Facility. There can be no assurances, however, that such a restructuring or extension will be successfully negotiated. In the event the entire amount of the Existing Carolco Credit Facility becomes due and payable on September
29, 1995, the Company may not have sufficient resources to pay such obligation and may be unable to continue as a going concern.


    As a result of its reduced production schedule, Carolco did not generate revenues from new production in 1994 and anticipates that it will continue to experience losses through the remainder of 1995.
During the next 12 months, notwithstanding a restructuring or extension of the Existing Carolco Credit
Facility, the Company will not have sufficient cash resources and existing financing sources to meet its operating expenses and scheduled debt service obligations, and to continue to fund its principal business activity -- the development, production and exploitation of motion pictures. Therefore, the Company is currently considering a plan which may allow it to continue to operate as a going concern.

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

    If the Company is unable to successfully accomplish the aforementioned plan, or implement other similar strategies, the Company will be unable to continue as a going concern. The consolidated financial statements as of and for the six months ended June 30, 1995 do not include any adjustments to reflect the possible future effects on the recoverability of assets or amounts of liabilities that may result from the inability of the Company to continue as a going concern.

                  CAROLCO PICTURES INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    Reference is made to PART I - FINANCIAL INFORMATION, Item 1.
Financial Statements,
Note F - Commitments and Contingencies, which is incorporated herein by reference.


Item 3.  Defaults Upon Senior Securities

    Because the Company did not have sufficient "surplus" as defined in and computed in accordance with the provisions of the General Corporation Law of the State of Delaware, the Company was unable to pay dividends in the amount of $818,000, $1,042,000, $1,061,000,
$1,061,000, $1,081,000, and
$1,095,000 due January 1, 1994, April 1, 1994, July 1, 1994, October 1,
1994, January 1, 1995 and April
1, 1995, respectively, on its Series A Convertible Preferred Stock. As a result, as of June 30, 1995, approximately $6,158,000 in unpaid dividends had been added to the liquidation preference of the Series
A Convertible Preferred Stock. In addition, at June 30, 1995, $1,106,000 in accrued dividends payable had been recorded. On July 1, 1995, these unpaid dividends were also added to the liquidation preference of the Series A Convertible Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

    LDC, Cinepole and RCS own $10,000,000, $7,500,000 and $1,500,000 in
7% Notes, respectively.
Interest on the 7% Notes is payable semi-annually on June 30 and December
30.  On July 28, 1995, each
of the holders of the 7% Notes agreed to defer the payment of the June 30, 1995 interest payment to
December 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              The Exhibits listed below are filed as part of this Report.
                                                                 Sequentially
              Exhibit No.      Description of Exhibit           Numbered Page

              4.1       Supplemental Indenture and Waiver
                        dated as of July 28, 1995 between
                        Carolco Pictures Inc. and American
                        Stock Transfer & Trust Company

              10.1      Memorandum of Le Studio Canal+/         _____
                        Carolco Settlement Agreement as of
                        May 31, 1995



                  CAROLCO PICTURES INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION
                                (Continued)


              11.1      Computation of Loss per                 ___
                        Common Share

              27        Financial Data Schedule                 ___


         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAROLCO PICTURES INC.
                                      Registrant


Date: August 15, 1995                          /s/ Karen A. Taylor
                                         Karen A. Taylor,
                                         Senior Vice President and
                                         Acting Chief Financial Officer